Form 10-Q
period 2012-12-31
Lion Consulting Group Inc.
filed 2013-03-13
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54906

LION CONSULTING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0373067
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Seestrasse 129
8704 Herriberg
Switzerland
(Address of principal executive offices, zip code)

(760) 299-3516
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 7, 2013, there were 2,500,000 shares of common stock, $0.001 par value per share, outstanding.

LION CONSULTING GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of December 31, 2012 and March 31, 2012 (unaudited).	4

		Statements of Operations for the three and nine months ended December 31, 2012, and the period from February 6, 2012 (Inception) to December 31, 2012 (unaudited).	5

		Statement of Stockholder’s Equity as of December 31, 2012 (unaudited).	6

		Statements of Cash Flows for the nine months ended December 31, 2012 and 2012, and the period from February 6, 2012 (Inception) through December 31, 2012 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

	Item 4.	Controls and Procedures.	16

Part II.	Other Information

	Item 1.	Legal Proceedings.	17

	Item 1A.	Risk Factors.	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

	Item 3.	Defaults Upon Senior Securities.	17

	Item 4.	Mining Safety Disclosures.	17

	Item 5.	Other Information.	17

	Item 6.	Exhibits.	18

Signatures			19

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Lion Consulting Group Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of market demand for consulting services of the type provided by the Company, the possibility that the company will not garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the 100% control the Company’s sole officer and director presently holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF DECEMBER 31, 2012 AND MARCH 31, 2012

	December 31, 2012	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,431	$19,936
Prepaid expenses	10,000	-

Total Assets	$13,431	$19,936

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Current liabilities
Accrued expenses	$597	$500
Loan payable – related party	1,387	1,387
Total Liabilities	1,984	1,887

Stockholder’s Equity
Common stock, par value $.001, 100,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid in capital	22,500	22,500
Deficit accumulated during the development stage	(13,553)	(6,951)
Total Stockholder’s Equity	11,447	18,049

Total Liabilities and Stockholder’s Equity	$13,431	$19,936

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Three months ended December 31, 2012	Nine months ended December 31, 2012	Period from February 6, 2012 (Inception) to December 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	1,688	4,119	9,619
Advertising fees	-	-	43
Business licenses and fees	495	2,305	3,250
General and administrative expenses	66	178	641
TOTAL OPERATING EXPENSES	2,249	6,602	13,553

LOSS FROM OPERATIONS	(2,249)	(6,602)	(13,553)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,249)	$(6,602)	$(13,553)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
AS OF DECEMBER 31, 2012

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholder’s
	Shares	Amount	Capital	Stage	Equity

Inception, February 6, 2012	-	$-	$-	$-	$-

Common stock issued to founder for cash	2,500,000	2,500	22,500	-	25,000

Net loss for the period ended March 31, 2012	-	-	-	(6,951)	(6,951)

Balance, March 31, 2012	2,500,000	2,500	22,500	(6,951)	18,049

Net loss for the period ended December 31, 2012	-	-	-	(6,602)	(6,602)

Balance, December 31, 2012	2,500,000	$2,500	$22,500	$(13,553)	$11,447

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Nine months ended December 31, 2012	Period from February 6, 2012 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,602)	$(13,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(10,000)	(10,000)
Increase (decrease) in accrued expenses	97	597
Net Cash Used in Operating Activities	(16,505)	(22,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock to founder for cash	-	25,000
Proceeds from related party loan	-	1,387
Net Cash Provided by Financing Activities	-	26,387

NET INCREASE (DECREASE) IN CASH	(16,505)	3,431

CASH, BEGINNING OF PERIOD	19,936	-

CASH, END OF PERIOD	$3,431	$3,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF OPERATIONS

Lion Consulting Group, Inc. (“the “Company”) was formed on February 6, 2012 in the State of Delaware. The Company will engage primarily in serving the comprehensive needs of businesses in the full range of the business cycle through providing professional consulting services. The Company initially intends to focus on providing services to start-up businesses in order to establish a relationship with younger operations and continue to nurture those relationships over the long term. Currently the Company is engaged in raising capital and entering into relationships in furtherance of its planned activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a March 31 fiscal year end.

Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1/A filed with the SEC as of and for the period ended March 31, 2012. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Revenue Recognition
The Company has yet to realize significant revenues from operations and is still in the development stage.  The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is collection is reasonably assured.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  As of December 31, 2012 and March 31, 2012 the balance of this loan is $1,387.

NOTE 4 – CAPITAL STOCK

The Company was incorporated on February 6, 2012 in Delaware with authorized capital of 2,000,000 shares of $0.001 par value common stock.  In April, 2012 the Company amended its Certificate of Incorporation to authorize 100,000,000 shares of $0.001 par value common stock.

On February 23, 2012, the Company issued 2,500,000 shares of common stock to the founder for cash proceeds of $25,000.

NOTE 5 – INCOME TAXES

For the period ended December 31, 2012, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,500 at December 31, 2012, and will expire beginning in the year 2032.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the nine months ended December 31, 2012:

2012
Federal income tax benefit attributable to:
Current operations	$2,245
Less: valuation allowance	(2,245)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2012:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,608
Valuation allowance	(4,608)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of December 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Lion Consulting Group Inc., a Delaware corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2012 audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-181624), declared effective by the Securities and Exchange Commission on January 23, 2013.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Lion Consulting Group Inc. (the “Company”) was incorporated in the State of Delaware on February 6, 2012 and established a fiscal year end of March 31.  It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Registration Statement on Form S-1, as amended (File No. 333-181624), declared effective by the Securities and Exchange Commission on January 23, 2013, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder.  From our inception to December 31, 2012, we have raised a total of $25,000 from a private offering of our common stock to our director and officer, Philippe Wagner, and received proceeds of $1,387 from a related-party loan from Mr. Wagner.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Development Stage Company
The Company’s financial statements are been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a March 31 fiscal year end.

Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1/A filed with the SEC as of and for the period ended March 31, 2012. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Revenue Recognition
The Company has yet to realize significant revenues from operations and is still in the development stage.  The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is collection is reasonably assured.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

12-MONTH PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered under Registration Statement on Form S-1, as amended (File No. 333-181624), declared effective by the Securities and Exchange Commission on January 23, 2013, is to gain support for our concept and then raise sufficient suitable additional financing to business consulting services plan. In order to achieve our plan, we have established the following goals for this initial 12 month period:

•	Find investors to be fully financed;
•	Set up office infrastructure;
•	Begin marketing and advertising our business;
•	Set up website and create marketing material, forms, corporate stationary and business cards;
•	Be fully operational;
•	Expand network of specialized consultants;
•	Evaluate countries/cities for additional branches; and
•	Evaluate financing options to fund expansion.

Our long term business objectives are to:

•	Complete our business consulting services, achieve ongoing profitability and create value for our stockholders and our subscribers;
•	Become a well-recognized brand & entertaining business consulting services destination for businesses; and
•	Develop a leadership role over time in business consulting services.

Our ability to achieve our business objectives and goals is entirely dependent upon the amount of shares sold in the Offering.

We currently do not have any arrangements regarding the Offering or following this Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations.  Even if additional financing is available, it may not be available on terms we find favorable.  At this time, there are no anticipated sources of additional funds in place.  Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

The three and nine months ended December 31, 2012, and the period from February 6, 2012 (Inception) to December 31, 2012 (unaudited)

We recorded no revenues for the three and nine months ended December 31, 2012, or from the period from inception on February 6, 2012 to December 31, 2012.

For the three months ending December 31, 2012, professional fees were $1,688, business and license fees were $495 and general and administrative expenses were $66.  For the nine months ending December 31, 2012, professional fees were $4,119, business and license fees were $2,305 and general and administrative expenses were $178.

From the period of February 6, 2012 (inception) to December 31, 2012, we incurred operating expenses of $13,553.

Liquidity and Capital Resources

At December 31, 2012, we had a cash balance of $3,431.   We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Philippe Wagner, our sole officer and director, will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2012.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINING SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-181624), as filed with the Securities and Exchange Commission on May 23, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION CONSULTING GROUP INC.
(Name of Registrant)

Date: March 7, 2013	By:	/s/ Philippe Wagner
	Name:	Philippe Wagner
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-181624), as filed with the Securities and Exchange Commission on May 23, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.