Form 10-K
period 2013-03-31
Lion Consulting Group Inc.
filed 2013-06-28
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐   No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒  No   ☐

At September 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $33,000.  At June 25, 2013, there were 3,650,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.  At March 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 2,500,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

LION CONSULTING GROUP INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lion Consulting Group Inc., a Delaware corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Lion Consulting Group Inc.”, “Lion Consulting Group,” “we”, “us,” or “our” are to Lion Consulting Group Inc.

PART I

ITEM 1.	BUSINESS

We were incorporated on February 6, 2012 in the State of Delaware. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company and the initial equity funding by our sole officer and director. We received our initial funding of $25,000 through the sale of common stock to our sole officer and director, who purchased 2,500,000 shares at $0.01 per share. Our sole officer and director, Philippe Wagner, works 8 months per year from Switzerland and 4 months per year from the US. Mr. Wagner intends to relocate to the US permanently in 2013. The Company is not required to register as a foreign company in Switzerland because it will have no business operations in Switzerland.

We are not incorporated in Switzerland and there is no general principle requiring us to register with any authority in Switzerland. Accordingly, we should not be liable for Swiss corporation taxation unless we carry on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. As of the date of this prospectus, we intend to operate in such a manner so that will not carry on business through a permanent establishment in Switzerland. If we were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be materially adversely affected.

Currently, all of our assets are either located or controlled in Switzerland. Philippe Wagner, our sole office and director, also resides in Switzerland. This is likely to remain so for at least the next 12 months. Therefore, any investor that attempts to enforce liabilities against us or against Mr. Wagner that accrue under U.S. federal or state laws will face the difficulty of complying with laws in Switzerland, with regards to enforcement of judgments from US federal or state courts. This could make it impracticable or uneconomic to enforce such liabilities.

Our financial statements from inception on February 6, 2012 through our first fiscal period ended March 31, 2013 report no revenues and a net loss of $(6,951). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

PRINCIPAL SERVICES

We are in the early stages of developing our business, which offers a variety of services for business owners, depending on their specific business needs. These services include business and marketing plan preparation, financial search and procurement, management development and human resources advising. We plan to focus on offering our services to start-up businesses, preferably in the earlier stages of operation. We currently have no revenues, operating history, and no customers or revenues for our business consulting services. Our plan of operations over the 12 month period following successful completion of our offering is to gain support for our concept to then raise additional financing to commence with our operations. We anticipate that we will not be able to offer our services for at approximately 6 months from the date hereof, assuming successful completion of this offering.

Initially, we are focusing on providing our services to the energy sector, mainly oil and gas companies with operations in the southern US states. The past experience of our sole officer and director, Philippe Wagner, is with Aeon Group in a position working with and advising companies in this sector on evaluating projects. Mr. Wagner has approximately 10 years of business and marketing plan preparation and financial search and procurement and human resources advising. We plan to provide services to both United Oil and Gas Corp. and Tristar Energy Group Inc., both companies of which are affiliated with Mr. Wagner; however, we do not have an agreement in place with United Oil Gas Corp. or Tristar Energy Group Inc. to provide services to these entities.

To date, we have only completed a business plan along the logo for our brand. We do not currently have a website, though we plan to develop one that is functional and will ultimately serve as the primary method to promote our company, our current and planned services, and gain feedback on our commercial services offerings.

During the next 12 months, we plan to:

•	Find investors to be fully financed;

•	Set up office infrastructure; and

•	Set up website and create marketing material, forms, corporate stationary and business cards

Within the first 12 months, we intend to:

•	Be fully operational;

•	Expand network of specialized consultants;

•	Evaluate countries and cities for additional branches of operation; and

•	Evaluate financing options to fund expansion.

THE MARKET

We consider our proposed business to be part of the overall business consulting services industry. We will focus on rendering our services to start-up businesses, preferably in the earlier stages of operation.

COMPETITION AND COMPETITIVE STRATEGY

When our business is operational, we will be competing in the business consultancy industry. Our competitors will vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. We are considered the smallest as we do not currently have consulting business services yet available for sale or use. We will be competing with well funded start-ups, regional and specialty consulting firms, as well as the consulting groups of international accounting firms. In its management, we will compete with information system vendors such as HBO & Company, Inc., Integrated Systems Solution Corporation, Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, CAP Gemini America, Inc., and Computer Sciences Corporation.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We plan on selling our services directly to end use consumers over the Internet. Our intended offering is also priced for mass market play and revenue generation. Therefore, we do not anticipate dependence on one or a few major customers.

 PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Interactive entertainment software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our services is copyright and trademark protection of our business consulting services and any related elements and enforcement to protect these interests. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have no research or development activities costs.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

In addition to being our sole officer and director, Mr. Wagner is currently our only employee. Mr. Wagner currently devotes approximately 5 hours per week to company matters. Subsequent to successful completion of this Offering, Mr. Wagner will devote approximately 20 to 40 hours per week to company matters, and the balance of this with other positions he holds at other entities. There is no formal employment agreement between the Company and Mr. Wagner. We do not anticipate hiring any additional employees or adding additional directors for the next 12 months.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business because there are no special licenses, permits or regulations specific to our business.

EMPLOYEES

Philippe Wagner, our sole officer and director, is our sole employee.

OUR EXECUTIVE OFFICES

Our executive offices are located at Seestrasse 129, 8704 Herrliberg, Switzerland.  Our office space has been provided by Mr. Wagner at no cost.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is Seestrasse 129, 8704 Herrliberg, Switzerland.  Our office space has been provided by Mr. Wagner at no cost.

We currently operate out of the residence of our President, Philippe Wagner, and will not pay any rent to Mr. Wagner until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing.

We are in the process of contacting market makers to ask that one or more apply to have our shares of common stock quoted on the OTC Electronic Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security of an issuer that does not meet this requirement.

TRANSFER AGENT

The Transfer Agent for our common stock is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, and their telephone number is (727) 289-0010.

HOLDERS

As of March 31, 2013, the Company had 3,650,000 shares of our common stock issued and outstanding held by approximately 16 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lion Consulting Group Inc. (the “Company” or “we”) was incorporated in the State of Delaware on February 6, 2012 and has a fiscal year end of March 31.  We are a development stage Company.  Implementing our planned business operation is dependent on our ability to raise approximately $100,000.

Going Concern

To date the Company has little operations and no revenues, and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-181624; the “January 2013 Form S-1”) and declared effective by the Securities and Exchange Commission on January 23, 2013, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to March 31, 2013, we raised a total of $48,000 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are a development stage company with very limited financial backing and assets. We are only in the early stages of developing our business. We currently have nominal revenues and an extremely limited operating history, and few current clients for our services. We anticipate that we will not be profitable for at least 24-30 months from the date hereof, which is dependent on completion of a financing of $100,000 to complete our plan of operation disclosed in the January 2013 Form S-1.  From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officer and director and conducting our public offering under the January 2013 Form S-1.

We currently have only one employee, our sole office and director, Philippe Wagner. During the first stages of our company's growth, our sole officer and director will provide his time free of charge to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officer and director will continue to be responsible for administering the company for at least the first year of operations. Management has the intention at this time to hire one consultant during the first year of operations, subject to financing. Due to limited financial resources, Mr. Wagner is planning to dedicate between 20 hours per week, to ensure all operations are executed.

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 12 months away from generating any meaningful revenue.

Our plan of operation for the twelve months as of the filing date of this Form 10-K is as follows:

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

We currently do not have any arrangements regarding the January 2013 Form S-1 or following January 2013 Form S-1 for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations.  Even if additional financing is available, it may not be available on terms we find favorable.  At this time, there are no anticipated sources of additional funds in place.  Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

We will require additional funding to commence with our plan of operation; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with our plan of operation.

 RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $33,533 in expenses from inception through March 31, 2013.

For the year ended March 31, 2013, we incurred $26,582 in operating expenses, comprised of $22,169 in professional fees, $3,233 in filing and registration fees, $595 in business licenses and fees, and $585 in general and administrative expenses.  For the year ended March 31, 2012, we incurred $6,951 in operating expenses, consisting of $5,500 in professional fees, $43 in advertising fees, $945 in business licenses and fees and $463 in general and administrative expenses.

Our net loss since inception (February 19, 2009) through March 31, 2013 was $33,533.  The following table provides selected financial data about our company for the years ended March 31, 2013 and 2012.

Balance Sheet Data	March 31, 2013	March 31, 2012
Cash and Cash Equivalents	$16,654	$19,936
Total Assets	$30,154	$19,936
Total Liabilities	$15,687	$1,887
Stockholders’ Equity	$14,467	$18,049

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to March 31, 2103, the Company had accumulated losses of $33,533.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had a cash balance of $16,654. Our expenditures over the next 12 months are expected to be approximately $100,000.

At March 31, 2013 our cash position decreased to $16,654 from $19,936 at March 31, 2013, to fund operations.

We must raise approximately $100,000, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $25,000 on general and administration expenses and complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
Our financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a March 31 fiscal year end.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, stock subscription receivable, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS
MARCH 31, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Lion Consulting Group, Inc.
Switzerland

We have audited the accompanying balance sheets of Lion Consulting Group, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period from February 6, 2012 (Date of Inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Consulting Group, Inc. as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the periods then ended and the period from February 6, 2012 (Date of Inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
June 27, 2013

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$16,654	$19,936
Stock subscription receivable	1,000	0
Prepaid expenses	12,500	0

Total Assets	$30,154	$19,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Accrued expenses	$14,300	$500
Loan payable – related party	1,387	1,387
Total Liabilities	15,687	1,887

Stockholders’ Equity
Common stock, par value $.001, 100,000,000 shares authorized, 3,650,000 and 2,500,000 shares issued and outstanding as of March 31, 2013 and 2012, respectively	3,650	2,500
Additional paid in capital	44,350	22,500
Deficit accumulated during the development stage	(33,533)	(6,951)
Total Stockholders’ Equity	14,467	18,049

Total Liabilities and Stockholders’ Equity	$30,154	$19,936

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2013
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO MARCH 31, 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Period from February 6, 2012 (Inception) to March 31, 2012	Period from February 6, 2012 (Inception) to March 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	22,169	5,500	27,669
Advertising fees	0	43	43
Filing and registration fees	3,233	0	3,233
Business licenses and fees	595	945	1,540
General and administrative expenses	585	463	1,048
TOTAL OPERATING EXPENSES	26,582	6,951	33,533

LOSS FROM OPERATIONS	(26,582)	(6,951)	(33,533)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(26,582)	$(6,951)	$(33,533)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	2,570,137	1,712,963

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 6, 2012	0	$0	$0	$0	$0

Common stock issued for cash	2,500,000	2,500	22,500	-	25,000

Net loss for the period	-	-	-	(6,951)	(6,951)

Balance, March 31, 2012	2,500,000	2,500	22,500	(6,951)	18,049

Common stock issued for cash	1,150,000	1,150	21,850	-	23,000

Net loss for the period	-	-	-	(26,582)	(26,582)

Balance, March 31, 2013	3,650,000	$3,650	$44,350	$(33,533)	$14,467

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2013
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO MARCH 31, 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Period from February 6, 2012 (Inception) to March 31, 2012	Period from February 6, 2012 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(26,582)	$(6,951)	$(33,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(12,500)	0	(12,500)
Increase in stock subscription receivable	(1,000)	0	(1,000)
Increase (decrease) in accrued expenses	13,800	500	14,300
Net Cash Used in Operating Activities	(26,282)	(6,451)	(32,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	23,000	25,000	48,000
Proceeds from related party loan	0	1,387	1,387
Net Cash Provided by Financing Activities	23,000	26,387	49,387

NET INCREASE (DECREASE) IN CASH	(3,282)	19,936	16,654

CASH, BEGINNING OF PERIOD	19,936	0	0

CASH, END OF PERIOD	$16,654	$19,936	$16,654

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, stock subscription receivable, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

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

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PREPAID EXPENSES

The Company entered into an agreement with their transfer agent on February 5, 2013 for one year of services.  The total fee for these services was $15,000.  The remaining prepaid expense associated with this contract was $12,500 as of March 31, 2013.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $14,300 consisted of $10,000 payable to the Company’s stock transfer agent and $4,300 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  As of March 31, 2013 and 2012 the balance of this loan was $1,387.

NOTE 6 – CAPITAL STOCK

The Company was incorporated on February 6, 2012 in Delaware with authorized capital of 2,000,000 shares of $0.001 par value common stock.  In April, 2012 the Company amended its Certificate of Incorporation to authorize 100,000,000 shares of $0.001 par value common stock.

On February 23, 2012, the Company issued 2,500,000 shares of common stock to the founder for cash proceeds of $25,000.

During the year ended March 31, 2013 the Company issued 1,100,000 shares of common stock for cash at the par value of $0.001/share.  Total proceeds of the year’s sales were $22,000.

During the year ended March 31, 2013 the Company issued 50,000 shares of common stock under subscription, at the par value of $0.001/share.  Total stock subscriptions receivable at March 31, 2013 is $1,000.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – INCOME TAXES

For the year ended March 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $33,533 at March 31, 2013, and will expire beginning in the year 2013.

The provision for Federal income tax consists of the following for the years ended March 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$9,038	$2,363
Less: valuation allowance	(9,038)	(2,363)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$11,401	$2,363
Valuation allowance	(11,401)	(2,363)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Effective May 1, 2013 the Company has entered into an agreement with its founder and majority shareholder which provides for management services to the Company by the shareholder.  The agreement stipulates a monthly fee of $5,000 to the shareholder and has no specific termination date.  The anticipated cost related to this agreement over the next 12 months is $60,000.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of March 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company collected the outstanding stock subscription receivable as of March 31, 2013 of $1,000 on April 3 and 4, 2013.

On April 9, 2013 the Company issued 150,000 shares of common stock for total cash proceeds of $3,000.

On May 1, 2013 the Company entered into an agreement for management services with a related party as described in Note 6 of these financial statements.  The monthly cost of this agreement is $5,000 with an annual cost anticipated to be $60,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Philippe Wagner, our President, who is also our principal accounting officer and principal financial officer, Mr. Wagner concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2103.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2013 are as follows:

Name	Age	Positions and Offices

Philippe Wagner	40	President, Secretary, and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

PHILIPPE WAGNER, AGE 40

Mr. Wagner has served as our President, Secretary and as our sole Director, since February 6, 2012. From 2006 to 2011, Mr. Wagner was Managing Partner at Aeon Group, in Zurich, Switzerland, where he was responsible for consulting, corporate structuring, project management and providing financial advisory services to both private and public companies. Mr. Wagner currently serves as an officer a director for two private, US-based oil and gas companies, United Oil and Gas Corp. (“United Oil”) and CEO of Tristar Energy Group Inc. (“Tristar”), both of which have projects in the US. Mr. Wagner became Chief Executive Officer and Director at Tristar in July 2011, and he became President and a Director at United Oil in February 2012. At both companies, Mr. Wagner is responsible for prospect evaluation, plus acquisition and development. Mr. Wagner attended the University of St. Gallen, located in Switzerland, from 1991 to 1993, and the GSBA School of Business Administration, also located in Switzerland, from 1996 to 1998, where he earned a BBA (Bachelor of Business Administration). Mr. Wagner’s entrepreneurial desire and background advising businesses led to our conclusion that Mr. Wagner should be serving as a member of our Board of Directors in light of our business and structure.

Mr. Wagner currently devotes approximately 5 hours per week to company matters. Subsequent to successful completion of this Offering, Mr. Wagner will devote approximately 20 to 40 hours per week to company matters, and the balance of this with other positions he holds at other entities.

Mr. Wagner is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, which member does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2013, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Philippe Wagner (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1) President, Secretary, and Director.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Philippe Wagner	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,650,000 shares of our common stock issued and outstanding as of March 31, 2013.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Philippe Wagner, President, Secretary, and Director (1)	2,500,000	68.4%

All executive officers and directors as a group		2,500,000	68.4%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Lion Consulting Group Inc., Seestrasse 129, 8704 Herrliberg, Switzerland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $8,050 and $4,500, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-181624), as filed with the Securities and Exchange Commission on May 23, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LION CONSULTING GROUP INC. (Name of Registrant)

Date: June 28, 2013	By:	/s/ Philippe Wagner
	Name:	Philippe Wagner
	Title:	President (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-181624), as filed with the Securities and Exchange Commission on May 23, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.