Form 10-Q
period 2013-06-30
Lion Consulting Group Inc.
filed 2013-08-13
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 4,300,000 shares of common stock, $0.001 par value per share, outstanding.

LION CONSULTING GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2013 and March 31, 2013 (unaudited)	4

		Statements of Operations for the three months ended June 30, 2013 and 2012, and the period from February 6, 2012 (Inception) to June 30, 2013 (unaudited)	5

		Statement of Stockholder’s Equity as of June 30, 2013 (unaudited)	6

		Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and the period from February 6, 2012 (Inception) through June 30, 2013 (unaudited)	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

	Item 4.	Controls and Procedures.	17

Part II.	Other Information

	Item 1.	Legal Proceedings.	18

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

	Item 3.	Defaults Upon Senior Securities.	18

	Item 4.	Mining Safety Disclosures.	18

	Item 5.	Other Information.	18

	Item 6.	Exhibits.	19

Signatures			20

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2013 AND MARCH 31, 2013

	June 30, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$5,260	$16,654
Stock subscription receivable	-	1,000
Prepaid expenses	10,000	12,500

Total Assets	$15,260	$30,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Accrued expenses	$2,621	$14,300
Loan payable – related party	1,387	1,387
Total Liabilities	4,008	15,687

Stockholders’ Equity
Common stock, par value $.001, 100,000,000 shares authorized, 4,300,000 and 3,650,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	4,300	3,650
Additional paid in capital	56,700	44,350
Deficit accumulated during the development stage	(49,748)	(33,533)
Total Stockholders’ Equity	11,252	14,467

Total Liabilities and Stockholders’ Equity	$15,260	$30,154

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO JUNE 30, 2013

	Three months ended June 30, 2013	Three months ended June 30, 2012	Period from February 6, 2012 (Inception) to June 30, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,412	700	30,081
Management fees	10,000	0	10,000
Advertising fees	0	0	43
Filing and registration fees	3,584	1,090	6,817
Business licenses and fees	0	0	1,540
General and administrative expenses	219	56	1,267
TOTAL OPERATING EXPENSES	16,215	1,846	49,748

LOSS FROM OPERATIONS	(16,215)	(1,846)	(49,748)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(16,215)	$(1,846)	$(49,748)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	3,798,113	2,500,000

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
AS OF JUNE 30, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 6, 2012	0	$0	$0	$0	$0

Common stock issued for cash	2,500,000	2,500	22,500	-	25,000

Net loss for the period	-	-	-	(6,951)	(6,951)

Balance, March 31, 2012	2,500,000	2,500	22,500	(6,951)	18,049

Common stock issued for cash	1,150,000	1,150	21,850	-	23,000

Net loss for the period	-	-	-	(26,582)	(26,582)

Balance, March 31, 2013	3,650,000	3,650	44,350	(33,533)	14,467

Common stock issued for cash	650,000	650	12,350	-	13,000

Net loss for the period	-	-	-	(16,215)	(16,215)

Balance, June 30, 2013	4,300,000	$4,300	$56,700	$(49,748)	$11,252

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO JUNE 30, 2013

	Three months ended June 30, 2013	Three months ended June 30, 2012	Period from February 6, 2012 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,215)	$(1,846)	$(49,748)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	2,500	(10,000)	(10,000)
Increase (decrease) in accrued expenses	(11,679)	200	2,621
Net Cash Used in Operating Activities	(25,394)	(11,646)	(57,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	14,000	0	61,000
Proceeds from related party loan	0	0	1,387
Net Cash Provided by Financing Activities	14,000	0	62,387

NET INCREASE (DECREASE) IN CASH	(11,394)	(11,646)	5,260

CASH, BEGINNING OF PERIOD	16,654	19,936	0

CASH, END OF PERIOD	$5,260	$8,290	$5,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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
JUNE 30, 2013

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

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
JUNE 30, 2013

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

NOTE 3 – PREPAID EXPENSES

The Company entered into an agreement with their transfer agent on February 5, 2013 for one year of services.  The total fee for these services was $15,000.  The remaining prepaid expense associated with this contract was $10,000 as of June 30, 2013.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $2,621 consisted of $1,084 payable to the Company’s Edgar recording agent and $1,537 to the Company’s outside professional services providers rendered for periods reported on in these financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  As of June 30, 2013 and  March 31, 2012 the balance of this loan was $1,387.

During the period ended June 30, 2013 the Company paid management fees to a related party of $10,000.

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

During the period ended June 30, 2013 the Company issued 650,000 shares of common stock for cash at  $0.02/share for total proceeds of $13,000.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 7 – INCOME TAXES

For the period ended June 30, 2013, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,748 at June 30, 2013, and will expire beginning in the year 2013.

The provision for Federal income tax consists of the following:

	June 30, 2013	March 31, 2013
Federal income tax benefit attributable to:
Current operations	$5,500	$9,038
Less: valuation allowance	(5,500)	(9,038)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$16,901	$11,401
Valuation allowance	(16,901)	(11,401)
Net deferred tax asset	$0	$0

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

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 13, 2013, the Company entered into a loan payable arrangement with a shareholder.  The principle of the loan is $14,930, payable on August 1, 2014 with no interest payable.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Lion Consulting Group Inc., a Delaware corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-181624), declared effective by the Securities and Exchange Commission on January 23, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder.  From our inception to June 30, 2013, we have raised a total of $25,000 from a private offering of our common stock to our director and officer, Philippe Wagner, and received proceeds of $1,387 from a related-party loan from Mr. Wagner, and $36,000 of proceeds from the offer and sale of our common stock from our Form S-1, referenced above.

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

Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1/A filed with the SEC as of and for the period ended March 31, 2013. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

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

Results of Operations

The three months ended June 30, 2013 and 2012, and the period from February 6, 2012 (Inception) to June 30, 2013 (unaudited)

We recorded no revenues for the three months ended June 30, 2013 and 2012, or from the period from inception on February 6, 2012 to June 30, 2013.

For the three months ending June 30, 2013, total operating expenses were $16,215, consisting of professional fees of $2,412, management fees of $10,000, filing and registration fees of $3,584, and general and administrative expenses of $219. For the three months ending June 30, 2012, total operating expenses were $1,846, consisting of professional fees of $700, filing and registration fees of $1,090, and general and administrative expenses of $56.

From the period of February 6, 2012 (inception) to June 30, 2013, we incurred operating expenses, a loss from operations, and a net loss of $49,748.

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $5,260. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Philippe Wagner, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINING SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

LION CONSULTING GROUP INC.
(Name of Registrant)

Date: August 13, 2013	By:	/s/ Philippe Wagner
	Name:	Philippe Wagner
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
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