Form 10-Q
period 2013-09-30
Lion Consulting Group Inc.
filed 2013-11-08
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54906

LION CONSULTING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0373067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 7, 2013, there were 4,850,000 shares of common stock, $0.001 par value per share, outstanding.

LION CONSULTING GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2013 and March 31, 2013 (unaudited)	4

	Statements of Operations for the three and six months ended September 30, 2013 and 2012, and the period from February 6, 2012 (Inception) to September 30, 2013 (unaudited)	5

	Statement of Stockholder’s Equity as of September 30, 2013 (unaudited)	6

	Statements of Cash Flows for the six month periods ended September 30, 2013 and 2012, and the period from February 6, 2012 (Inception) through September 30, 2013 (unaudited)	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

Part II. Other Information

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Mining Safety Disclosures.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	17

Signatures		18

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

 PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (Unaudited)
AS OF SEPTEMBER 30, 2013 AND MARCH 31, 2013

	September 30, 2013	March 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$12,146	$16,654
Stock subscription receivable	-	1,000
Prepaid expenses	6,250	12,500

Total Assets	$18,396	$30,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Accrued expenses	$525	$14,300
Loan payable – related party	16,317	1,387
Total Liabilities	16,842	15,687

Stockholders’ Equity
Common stock, par value $.001, 100,000,000 shares authorized, 4,850,000 and 3,650,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	4,850	3,650
Additional paid in capital	67,150	44,350
Deficit accumulated during the development stage	(70,446)	(33,533)
Total Stockholders’ Equity	1,554	14,467

Total Liabilities and Stockholders’ Equity	$18,396	$30,154

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Six months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2012	Period from February 6, 2012 (Inception) to September 30, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	1,725	4,138	1,731	2,431	31,806
Management fees	15,000	25,000	0	0	25,000
Advertising fees	0	0	0	0	43
Filing and registration fees	3,750	7,334	0	0	10,567
Business licenses and fees	0	0	720	1,810	1,540
General and administrative expenses	223	441	56	113	1,490
TOTAL OPERATING EXPENSES	20,698	36,913	2,507	4,354	70,446

LOSS FROM OPERATIONS	(20,698)	(36,913)	(2,507)	(4,354)	(70,446)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(20,698)	$(36,913)	(2,507)	$(4,354)	$(70,446)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	4,536,957	4,272,678	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
AS OF SEPTEMBER 30, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 6, 2012	0	$0	$0	$0	$0

Common stock issued for cash	2,500,000	2,500	22,500	-	25,000

Net loss for the period	-	-	-	(6,951)	(6,951)

Balance, March 31, 2012	2,500,000	2,500	22,500	(6,951)	18,049

Common stock issued for cash	1,150,000	1,150	21,850	-	23,000

Net loss for the period	-	-	-	(26,582)	(26,582)

Balance, March 31, 2013	3,650,000	$3,650	$44,350	$(33,533)	$14,467

Common stock issued for cash	1,200,000	1,200	22,800	-	24,000

Net loss for the period	-	-	-	(36,913)	(36,913)

Balance, September 30, 2013	4,850,000	$4,850	$67,150	$(70,446)	$1,554

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Six months ended September 30, 2013	Six months ended September 30, 2012	Period from February 6, 2012 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(36,913)	$(4,354)	$(70,446)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	6,250	(10,000)	(6,250)
(Increase) decrease in stock subscriptions receivable	1,000	0	0
Increase (decrease) in accrued expenses	(13,775)	(19)	525
Net Cash Used in Operating Activities	(43,438)	(14,373)	(76,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	24,000	0	72,000
Proceeds from related party loan	14,930	0	16,317
Net Cash Provided by Financing Activities	38,930	0	88,317

NET INCREASE (DECREASE) IN CASH	(4,508)	(14,373)	12,146

CASH, BEGINNING OF PERIOD	16,654	19,936	0

CASH, END OF PERIOD	$12,146	$5,563	$12,146

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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
SEPTEMBER 30, 2013

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

NOTE 3 – PREPAID EXPENSES

The Company entered into an agreement with their transfer agent on February 5, 2013 for one year of services.  The total fee for these services was $15,000.  The remaining prepaid expense associated with this contract was $6,250 as of September 30, 2013.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $525 consisted of an amount payable to the Company’s outside professional services providers rendered for periods reported on in these financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

A related party loaned funds to the Company to pay certain expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.  As of September 30, 2013 and March 31, 2012 the balance of this loan was $1,387.

On July 13, 2013, the Company entered into a second loan payable arrangement with a shareholder. The principal of the loan is $14,930, payable on August 1, 2014 with no interest payable.

During the period ended September 30, 2013 the Company paid management fees to a related party of $25,000.

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

During the period ended September 30, 2013 the Company issued 1,200,000 shares of common stock for cash at $0.002/share.  Total proceeds for the period were $24,000.

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7 – INCOME TAXES

For the period ended September 30, 2013, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $70,400 at September 30, 2013, and will expire beginning in the year 2013.

The provision for Federal income tax consists of the following for the six months ended:

	September 30, 2013	September 30, 2012
Federal income tax benefit attributable to:
Current operations	$12,550	$1,892
Less: valuation allowance	(12,550)	(1,892)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$23,951	$11,401
Valuation allowance	(23,951)	(11,401)
Net deferred tax asset	$0	$0

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

LION CONSULTING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of September 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K, as amended (File No. 000-54906), filed with the Securities and Exchange Commission on June 28, 2013, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder.  From our inception to September 30, 2013, we have raised a total of $25,000 from a private offering of our common stock to our director and officer, Philippe Wagner, and received proceeds of $14,930 from a related-party loan from Mr. Wagner, and $71,000 of proceeds from the offer and sale of our common stock from our Form S-1, referenced above.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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

Results of Operations

The three and six months ended September 30, 2013 and 2012, and the period from February 6, 2012 (Inception) to September 30, 2013 (unaudited)

We recorded no revenues for the three and six months ended September 30, 2013 and 2012, or from the period from inception on February 6, 2012 to September 30, 2013.

For the three months ending September 30, 2013, total operating expenses were $20,698, consisting of professional fees of $1,725, management fees of $15,000, filing and registration fees of $3,750, and general and administrative expenses of $223. By comparison, for the three months ending September 30, 2012, total operating expenses were $2,507, consisting of professional fees of $1,731, business and license fees of $720, and general and administrative expenses of $56.

For the six months ending September 30, 2013, total operating expenses were $36,913, consisting of professional fees of $4,138, management fees of $25,000, filing and registration fees of $7,334, and general and administrative expenses of $441. By comparison, for the three months six months ending September 30, 2012, total operating expenses were $4,354, consisting of professional fees of $2,431, business and license fees of $1,810, and general and administrative expenses of $113.

From the period of February 6, 2012 (inception) to September 30, 2013, we incurred operating expenses, a loss from operations, and a net loss of $70,446.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $12,146. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Philippe Wagner, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

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

LION CONSULTING GROUP INC.
(Name of Registrant)

Date: November 8, 2013	By:	/s/ Philippe Wagner
	Name:	Philippe Wagner
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)