Form 10-K
period 2014-03-31
Lion Consulting Group Inc.
filed 2014-07-11
CIK 1550518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-54906

LION CONSULTING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0373067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Albulastrasse 55, 8048 Alstatten, Switzerland	______________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 41 44 512 5102

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,850,000 as of July 8, 2014.

LION CONSULTING GROUP INC.

PART I

Item 1. Business

Company Overview

Lion Consulting Group Inc. (the “Company”) was incorporated in the state of Delaware on February 6, 2012, to develop and operate online business consulting services for early stage growth companies. We are a development stage company currently engaged in raising capital and entering into relationships in furtherance of our planned activities.

Our principal offices are located at Albulastrasse 55, 8048 Altstatten, Switzerland. Our phone number is 41 44 512 5102.

Our Services

We are in the early stages of developing our business, which offers a variety of services for business owners, depending on their specific business needs. These services include business and marketing plan preparation, financial search and procurement, management development and human resources advising. We plan to focus on offering our services to start-up businesses, preferably in the earlier stages of operation in order to establish a relationship with younger operations and continue to nurture those relationships over the long term. We currently have no revenues, no operating history, and no customers or revenues for our business consulting services. To date, we have had difficulty implementing our plan of operations due to a lack of sufficient funding. As a result, management has begun to review additional business opportunities which may offer better prospects of success.

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

Our Markets

We consider our proposed business to be part of the overall business consulting services industry. We will focus on rendering our services to start-up businesses, preferably in the earlier stages of operation.

Distribution of Services

We plan on selling our services directly to end-use consumers over the internet.

Competition

When our business is operational, we will be competing in the business consultancy industry. Our competitors will vary in size and cost structure from very small companies with limited resources to very large, diversified companies with greater financial and marketing resources than ours. Our competitive position is among the smallest because we do yet offer consulting business services for sale or use. We will be competing with well-funded start-ups, regional and specialty consulting firms, as well as the consulting groups of international accounting firms. In its management, we will compete with information system vendors such as HBO & Company, Inc., Integrated Systems Solution Corporation, Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, CAP Gemini America, Inc., and Computer Sciences Corporation.

Dependence on One or a Few Major Customers

We plan on selling our services directly to end use consumers over the Internet. Our intended offering is also priced for mass market play and revenue generation. Therefore, we do not anticipate dependence on one or a few major customers.

Intellectual Property

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Interactive entertainment software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our services is copyright and trademark protection of our business consulting services and any related elements and enforcement to protect these interests. We do not anticipate filing any copyright or trademark applications related to any assets over the next twelve months.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Government Approvals and Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation or environmental laws will have a material impact on the way we conduct our business because there are no special licenses, permits or regulations specific to our business.

Research and Development Expenditures

We have no research or development activities costs.

Employees

Our only employees are Mr. Wagner, our president and chief financial officer, and Ms. Waite, our secretary. Mr. Wagner currently devotes approximately 5 hours per week to company matters. Subsequent to successful completion of this Offering, Mr. Wagner will devote approximately 20 to 40 hours per week to company matters, and the balance of this with other positions he holds at other entities. There is no formal employment agreement between the Company and Mr. Wagner. We do not anticipate hiring any additional employees or adding additional directors for the next 12 months.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 1A. Risk Factors

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our corporate office at Albulastrasse 55, 8048 Altstatten, Switzerland.

We currently operate out of the residence of our president, Philippe Wagner, and will not pay any rent to Mr. Wagner until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth below.

Item 3. Legal Proceedings

We are not currently involved in any legal or administrative proceedings, and we are not aware of any pending or potential legal or administrative actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) and on the electronic quotation system operated by OTC Markets, Inc. under the symbol “LIOC.” At present there is a very limited public market for our common stock. There has been no active public trading of our common stock to date, and, therefore, no high and low bid pricing.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTC Markets, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2014
Quarter Ended	High $	Low $
March 31, 2014	$_.__	$_.__
December 31, 2013	$_.__	$_.__
September 30, 2013	$_.__	$_.__
June 30, 2013	$_.__	$_.__

Fiscal Year Ending March 31, 2013
Quarter Ended	High $	Low $
March 31, 2013	$_.__	$_.__
December 31, 2012	$_.__	$_.__
September 30, 2012	$_.__	$_.__
June 30, 2012	$_.__	$_.__

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Outstanding Options, Warrants or Convertible Debt

We have no outstanding option, warrants or convertible debt.

Holders of Our Common Stock

As of July 8, 2014, there were 4,850,000 shares of our common stock issued and outstanding held by 25 stockholders of record. Our transfer agent is Island Stock Transfer, Inc. located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, and their telephone number is (727) 289-0010.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not adopted any policy regarding payment of dividends. We did not declare any dividends in the fiscal year ended March 31, 2014, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any equity compensation plans authorizing security issuances.

Recent sales of unregistered securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended March 31, 2014, and March 31, 2013

We recorded no revenues for the years ended March 31, 2014 and 2013, or from the period from inception on February 6, 2012 to March 31, 2014.

For the year ending March 31, 2014, total operating expenses were $86,850, consisting of professional fees of $15,068, management fees of $55,000, filing and registration fees of $16,132, and general and administrative expenses of $650.

For the year ending March 31, 2013, total operating expenses were $26,582, consisting of professional fees of $22,169, filing and registration fees of $3,233, business licenses and fees of $595, and general and administrative expenses of $585.

From the period of February 6, 2012 (inception) to December 31, 2013, we incurred operating expenses, a loss from operations, and a net loss of $120,383.

Liquidity and Capital Resources

At March 31, 2014, we had $4,567 in current assets, consisting entirely of cash and cash equivalents. Our total current liabilities as of March 31, 2014, were $6,633. Thus, we have negative working capital of $2,066. As of March 31, 2014 we had total assets of $4,567.

Cash Flows from Operating Activities. Operating Activities used $51,017 in cash for the fiscal year ended March 31, 2014. Operating activities used cash of $26,282 in the prior fiscal year.

Cash Flows from Financing Activities. During the year ended March 31, 2014, the Company issued 1,200,000 shares of common stock at $0.02 per share for total cash proceeds of $24,000. On July 1, 2014, effective March 31, 2014, a shareholder and officer forgave $30,000 of management fees that had been due to the officer. The $30,000 was recorded as contributed capital as of March 31, 2014. On July 1, 2014, with an effective date of March 31, 2014, a shareholder and officer forgave $16,317 of loans that had been due to the officer. The $16,317 was recorded as contributed capital as of March 31, 2014. As of March 31, 2014 and 2013 the balance of loans was $0 and $1,387.

To date, our activities have been financed by offerings of common stock and loans from a shareholder. On February 23, 2012, we issued 2,500,000 shares of common stock to our founder, Philippe Wagner, for cash proceeds of $25,000. Through March 31, 2014, we also sold a total of 2,350,000 shares of common stock in our public offering registered on Form S-1, for total proceeds of $47,000. The public offering has now been closed.

In addition, we have received proceeds of $16,317 from a related-party loan from Mr. Wagner. On July 1, 2014, with an effective date of March 31, 2014, Mr. Wagner forgave the loan. The $16,317 was recorded as contributed capital as of March 31, 2014.

As of March 31, 2014, we do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in our offering. If we are successful in completing our offering, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in our offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

We do not anticipate paying dividends into the foreseeable future.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $86,850 for the fiscal year ended March 31, 2014, have incurred cumulative losses for the period since inception on February 6, 2012, through March 31, 2014, of $120,383, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Development Stage Company - The Company’s financial statements are been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Accounting Basis - The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a March 31 fiscal year end.

Basis of Presentation - The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K filed with the SEC as of and for the period ended March 31, 2014. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk - The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2014, there have been no interest or penalties incurred on income taxes.

Revenue Recognition - The Company has yet to realize significant revenues from operations and is still in the development stage. The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is collection is reasonably assured.

Basic Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

Dividends - The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Stock-Based Compensation - The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

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

Recently Issued Accounting Pronouncements

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of March 31, 2014 and 2013
F-3	Statements of Operations for the years ended March 31, 2014 and 2013 and the period from February 6, 2012 (date of inception) to March 31, 2014
F-4	Statement of Stockholders’ Equity (Deficit) as of March 31, 2014
F-5	Statements of Cash Flows for the years ended March 31, 2014 and 2013 and the period from February 6, 2012 (date of inception) to March 31, 2014
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lion Consulting Group, Inc.

Switzerland

We have audited the accompanying balance sheets of Lion Consulting Group, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from February 6, 2012 (Date of Inception) through March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Consulting Group, Inc. as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and the period from February 6, 2012 (Date of Inception) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 9, 2014

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$4,567	$16,654
Stock subscription receivable	0	1,000
Prepaid expenses	0	12,500
Total Assets	$4,567	$30,154
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$6,633	$14,300
Loan payable – related party	0	1,387
Total Liabilities	6,633	15,687
Stockholders’ Equity (Deficit)
Common stock, par value $.001, 100,000,000 shares authorized, 4,850,000 and 3,650,000 shares issued and outstanding as of March 31, 2014 and 2013, respectively	4,850	3,650
Additional paid in capital	113,467	44,350
Deficit accumulated during the development stage	(120,383)	(33,533)
Total Stockholders’ Equity (Deficit)	(2,066)	14,467
Total Liabilities and Stockholders’ Equity (Deficit)	$4,567	$30,154

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO MARCH 31, 2014

	Year ended March 31, 2014	Year ended March 31, 2013	Period from February 6, 2012 (Inception) to March 31, 2014
REVENUES	$0	$0	$0
OPERATING EXPENSES
Professional fees	15,068	22,169	42,737
Advertising fees	0	0	43
Filing and registration fees	16,132	3,233	19,365
Business licenses and fees	0	595	1,540
General and administrative expenses	650	585	1,698
Management services	55,000	0	55,000
TOTAL OPERATING EXPENSES	86,850	26,582	120,383
LOSS FROM OPERATIONS	(86,850)	(26,582)	(120,383)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(86,850)	$(26,582)	$(120,383)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	4,563,836	2,570,137

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF MARCH 31, 2014

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, February 6, 2012	0	$0	$0	$0	$0
Common stock issued for cash	2,500,000	2,500	22,500	—	25,000
Net loss for the period	—	—	—	(6,951)	(6,951)
Balance, March 31, 2012	2,500,000	2,500	22,500	(6,951)	18,049
Common stock issued for cash	1,150,000	1,150	21,850	—	23,000
Net loss for the year	—	—	—	(26,582)	(26,582)
Balance, March 31, 2013	3,650,000	3,650	44,350	(33,533)	14,467
Common stock issued for cash	1,200,000	1,200	22,800	—	24,000
Forgiveness of shareholder debt	—	—	46,317	—	46,317
Net loss for the year	—	—	—	(86,850)	(86,850)
Balance, March 31, 2014	4,850,000	$4,850	$113,467	$(120,383)	$(2,066)

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

FOR THE PERIOD FROM FEBRUARY 6, 2012 (INCEPTION) TO MARCH 31, 2014

	Year Ended March 31, 2014	Year ended March 31, 2013	Period from February 6, 2012 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(86,850)	$(26,582)	$(120,383)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	12,500	(12,500)	—
(Increase) decrease in stock subscription receivable	1,000	(1,000)	—
Increase (decrease) in accrued expenses	22,333	13,800	36,633
Net Cash Used in Operating Activities	(51,017)	(26,282)	(83,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	24,000	23,000	72,000
Proceeds from related party loan	14,930	0	16,317
Net Cash Provided by Financing Activities	38,930	23,000	88,317
NET INCREASE (DECREASE) IN CASH	(12,087)	(3,282)	4,567
CASH, BEGINNING OF PERIOD	16,654	19,936	0
CASH, END OF PERIOD	$4,567	$16,654	$4,567
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued expenses due to shareholder recorded as contributed capital	$30,000	$0	$30,000
Forgiveness of related party loan due to shareholder recorded as contributed capital	$16,317	$0	$16,317

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

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

MARCH 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company has yet to realize significant revenues from operations and is still in the development stage.  The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

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

MARCH 31, 2014

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

NOTE 3 – PREPAID EXPENSES

The Company entered into an agreement with their transfer agent on February 5, 2013 for one year of services. The total fee for these services was $15,000. The remaining prepaid expense associated with this contract was $0 and $12,500 as of March 31, 2014 and March 31, 2013, respectively.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $6,633 at March 31, 2014 consisted of $600 payable to the Company’s stock transfer agent, $733 to the Company’s filing agent, $700 to the Company’s outside accountant, and $4,600 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements. Accrued expenses of $14,300 at March 31, 2013 consisted of $10,000 payable to the Company’s stock transfer agent and $4,300 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

On July 1, 2014, effective March 31, 2014, a shareholder and officer forgave $30,000 of management fees that had been due to the officer. The $30,000 was recorded as contributed capital as of March 31, 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder and officer has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment.

On July 1, 2014, with an effective date of March 31, 2014, a shareholder and officer forgave $16,317 of loans that had been due to the officer. The $16,317 was recorded as contributed capital as of March 31, 2014. As of March 31, 2014 and 2013 the balance of loans was $0 and $1,387.

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

During the year ended March 31, 2013 the Company issued 1,150,000 shares of common stock at $0.02 per share for total cash proceeds of $23,000.

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – CAPITAL STOCK (CONTINUED)

During the year ended March 31, 2014 the Company issued 1,200,000 shares of common stock at $0.02 per share for total cash proceeds of $24,000.

NOTE 7 – INCOME TAXES

For the year ended March 31, 2014, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $120,383 at March 31, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended March 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$29,529	$9,038
Less: valuation allowance	(29,529)	(9,038)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$40,930	$11,401
Valuation allowance	(40,930)	(11,401)
Net deferred tax asset	$0	$0

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

On July 1, 2014, effective March 31, 2014, the Company cancelled the agreement and the shareholder forgave accrued fees of $30,000 related to the agreement.

LION CONSULTING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of March 31, 2014. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2014, effective March 31, 2014, the Company cancelled an agreement for management services with an officer and shareholder as described in Note 8 of these financial statements. The shareholder also forgave all balances due as of March 31, 2014 which totaled $46,317. That amount was recorded as contributed capital. See Notes 5 and 8.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2014.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended March 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014.

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

There were no changes in our internal control over financial reporting during the year ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of July 9, 2014.

Name	Age	Position(s) and Office(s) Held
Philippe Wagner	43	Chief Executive Officer, Chief Financial Officer, President, and Director
Natasha Waite	46	Secretary and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Philippe Wagner

Mr. Wagner has served as our President, Financial Officer and a Director, since February 6, 2012. From 2006 to 2011, Mr. Wagner was Managing Partner at Aeon Group, in Zurich, Switzerland, where he was responsible for consulting, corporate structuring, project management and providing financial advisory services to both private and public companies. Mr. Wagner currently serves as an officer a director for two private, US-based oil and gas companies, United Oil and Gas Corp. (“United Oil”) and CEO of Tristar Energy Group Inc. (“Tristar”), both of which have projects in the US. Mr. Wagner became Chief Executive Officer and Director at Tristar in July 2011, and he became President and a Director at United Oil in February 2012. At both companies, Mr. Wagner is responsible for prospect evaluation, plus acquisition and development. Mr. Wagner attended the University of St. Gallen, located in Switzerland, from 1991 to 1993, and the GSBA School of Business Administration, also located in Switzerland, from 1996 to 1998, where he earned a BBA (Bachelor of Business Administration). Mr. Wagner’s entrepreneurial desire and background advising businesses led to our conclusion that Mr. Wagner should be serving as a member of our Board of Directors in light of our business and structure. Mr. Wagner currently devotes approximately 5 hours per week to company matters.

Natasha Waite

Ms. Waite has served as our Secretary and a Director since December 2, 2013. Since 2012, Ms. Waite has served as President of Milestone Management Group, Inc. During 2010 and 2011, Ms. Waite was a Human resources Manager at Athena Capital Partners, Inc.

Directors

The Company’s Bylaws provide that our number of directors shall be determined by resolution of the board of directors. We currently have two (2) directors

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Other Key Personnel

Other than our officers and directors, we currently have no other significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

We do not have a separately-designated standing compensation committee. The entire Board of Directors performs the functions of a compensation committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by a compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Philippe Wagner, CEO, CFO, President & Director	0	0	0
Natasha Waite, Secretary and Director	0	0	0

Code of Ethics

As of March 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.  Currently, our executive officers receive fixed cash compensation as set forth below.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2014, and 2013:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years ended March 31, 2014 and 2013, for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philippe Wagner, CEO, President, CFO, CAO, and Director[1]	2014 2013	$25,000 $0	0 0	0 0	$0 $0	0 0	0 0	0 0	$25,000 $0
Natasha Waite, Secretary and Director[2]	2014	$0	0	0	$0	0	0	0	$0

(1)	Mr. Wagner joined our Board of Directors on February 6, 2012.
(2)	Ms. Waite joined our Board of Directors on December 2, 2013.

Narrative Disclosure to the Summary Compensation Table

Effective May 1, 2013, we entered into an agreement with Philippe Wagner regarding his management services to the Company. The agreement stipulated a monthly fee of $5,000 to Mr. Wagner and had no specific termination date. On July 1, 2014, effective March 31, 2014, we cancelled the agreement, and Mr. Wagner forgave accrued fees of $30,000 related to the agreement.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Philippe Wagner, CEO, President, CFO, CAO, and Director	—	—	—	—	—	—	—	—	—
Natasha Waite, Secretary and Director	—	—	—	—	—	—	—	—	—

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended March 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philippe Wagner	0	0	0	0	0	0	0
Natasha Waite	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 8, 2014, the number of shares of common stock of our Company that are beneficially owned. The percentages below are calculated based on 4,850,000 shares of our common stock issued and outstanding as of July 8, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Philippe Wagner Albulastrasse 55 8048 Altstatten Switzerland	Common	2,500,000	51.546%
Natasha Waite 1406 Santa Margarita St., Unit D Las Vegas, NV 89146	Common	0	0%
Total of All Directors and Executive Officers:	Common	2,500,000	51.546%
Other More Than 5% Beneficial Owners:
None	Common		0%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1. On February 23, 2012, we issued 2,500,000 shares of common stock to our founder, Philippe Wagner, for cash proceeds of $25,000.

2. We have received proceeds of $16,317 from a related-party loan from Mr. Wagner. On July 1, 2014, with an effective date of March 31, 2014, Mr. Wagner forgave the loan. The $16,317 was recorded as contributed capital as of March 31, 2014.

3. Effective May 1, 2013, we entered into an agreement with Philippe Wagner regarding his management services to the Company. The agreement stipulated a monthly fee of $5,000 to Mr. Wagner and had no specific termination date. On July 1, 2014, effective March 31, 2014, we cancelled the agreement and Mr. Wagner forgave accrued fees of $30,000 related to the agreement.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$8,350	$0	$0	$0
2013	$8,050	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed May 23, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lion Consulting Group Inc.

By: /s/ Philippe Wagner Philippe Wagner

President, Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Date: July 11, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Philippe Wagner Philippe Wagner

President, Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Date: July 11, 2014

/s/ Natasha Waite Natasha Waite

Secretary and Director
Date: July 11, 2014

