Form 10-Q
period 2014-06-30
Lion Consulting Group Inc.
filed 2014-08-19
CIK 1550518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-54906

Lion Consulting Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-0373067
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 State Street, Suite 4000, New York, NY 10004
(Address of principal executive offices)

(212) 739-0882
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,850,000 as of August 18, 2014.

2

Item 1. Financial Statements

3

LION CONSULTING GROUP, INC.

BALANCE SHEETS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

(UNAUDITED)

	June 30, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$0	$4,567
Prepaid expenses	1,069	0

Total Assets	$1,069	$4,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities
Accrued expenses	$950	$6,633
Loan payable – related party	5,200	0
Total Liabilities	6,150	6,633

Stockholders’ Equity (Deficit)
Common stock, par value $.001, 100,000,000 shares authorized, 4,850,000 and 4,850,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	4,850	4,850
Additional paid in capital	113,467	113,467
Deficit accumulated during the development stage	(123,398)	(120,383)
Total Stockholders’ Equity (Deficit)	(5,081)	(2,066)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,069	$4,567

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	Three months ended June 30, 2014	Three months ended June 30, 2013

REVENUES	$0	$0

OPERATING EXPENSES
Professional fees	2,806	2,412
Filing and registration fees	0	3,584
Business licenses and fees	0	0
General and administrative expenses	209	219
Management services	0	10,000
TOTAL OPERATING EXPENSES	3,015	16,215

LOSS FROM OPERATIONS	(3,015)	(16,215)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(3,015)	$(16,215)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	4,850,000	3,798,113

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	Three months ended June 30, 2014	Three months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,015)	$(16,215)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	(1,069)	2,500
Increase (decrease) in accrued expenses	(5,683)	(11,679)
Net Cash Used in Operating Activities	(9,767)	(25,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	0	14,000
Proceeds from related party loan	5,200	0
Net Cash Provided by Financing Activities	5,200	14,000

NET INCREASE (DECREASE) IN CASH	(4,567)	(11,394)

CASH, BEGINNING OF PERIOD	4,567	16,654

CASH, END OF PERIOD	$0	$5,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued expenses due to shareholder recorded as contributed capital	$0	$0
Forgiveness of related party loan due to shareholder recorded as contributed capital	$0	$0

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $1,069 and $0 at June 30, 2014 and March 31, 2014, respectively, consist of prepaid legal fees.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $950 at June 30, 2014 consisted of $250 payable to the Company’s stock transfer agent, and $700 to the Company’s outside accountant for services rendered for periods reported on in these financial statements. Accrued expenses of $6,633 at March 31, 2014 consisted of $600 payable to the Company’s stock transfer agent, $733 to the Company’s filing agent, $700 to the Company’s outside accountant, and $4,600 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

On July 1, 2014, effective March 31, 2014, a shareholder and officer forgave $30,000 of management fees that had been due to the officer. The $30,000 was recorded as contributed capital as of March 31, 2014.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder and officer has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment.

On July 1, 2014, with an effective date of March 31, 2014, a shareholder and officer forgave $16,317 of loans that had been due to the officer. The $16,317 was recorded as contributed capital as of March 31, 2014. As of June 30, 2014 and March 31, 2014 the balance of loans was $5,200 and $0.

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

NOTE 7 – INCOME TAXES

For the three months ended June 30, 2014, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $123,398 at June 30, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the three months ended June 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$1,025	$5,500
Less: valuation allowance	(1,025)	(5,500)
Net provision for Federal income taxes	$0	$0

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 7 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$41,955	$16,901
Valuation allowance	(41,955)	(16,901)
Net deferred tax asset	$0	$0

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

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of June 30, 2014. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2014, effective March 31, 2014, the Company cancelled an agreement for management services with an officer and shareholder as described in Note 8 of these financial statements. The shareholder also forgave all balances due as of March 31, 2014 which totaled $46,317. That amount was recorded as contributed capital. See Notes 5 and 8.

On July 22, 2014, Philippe Wagner agreed to transfer his 2,500,000 shares of common stock to Patrick A. Meier for a purchase price of $75,000. In connection with the sale of his controlling interest in the Company, Mr. Wagner appointed Patrick A. Meier as our new Director, President, Secretary, Treasurer, CEO, and CFO and then resigned from all officer and director positions. In addition, Natasha Waite resigned from her positions as Secretary and Director.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

4

Results of Operations for the Three Months ended June 30, 2014 and 2013.

We have recorded no revenues since our inception on February 6, 2012. During the three months ended June 30, 2014, we incurred expenses and a net loss of $3,015. Expenses during the three months ended June 30, 2014 consisted of professional fees of $2,806 and general and administrative expenses of $209. By comparison, during the three months ended June 30, 2013, we incurred expenses and a net loss of $16,215. Expenses during the three months ended June 30, 2013 consisted of professional fees of $2,412, filing and registration fees of $3,584, general and administrative expenses of $219, and management fees of $10,000.

Expenses and our net loss during the three months ended June 30, 2014 were lower than during the same period last year primarily due to the cancellation of our management service contract with our former officer and director, Philippe Wagner. Effective May 1, 2013, we entered into an agreement with Philippe Wagner regarding his management services to the Company. The agreement stipulated a monthly fee of $5,000 to Mr. Wagner and had no specific termination date. On July 1, 2014, effective March 31, 2014, we cancelled the agreement and Mr. Wagner forgave accrued fees of $30,000 related to the agreement.

Liquidity and Capital Resources

At June 30, 2014, we had $1,069 in current assets, consisting entirely of prepaid expenses. Our total current liabilities as of June 30, 2014, were $6,150. Thus, we had negative working capital of $5,081 as of June 30, 2014.

Cash Flows from Operating Activities. Operating Activities used $9,767 in cash for the quarter ended June 30, 2014, compared to $25,394 for the same quarter last year.

Cash Flows from Financing Activities. During the quarter ended June 30, 2014, financing activities provided $5,200 in cash, compared to $14,000 during the same quarter last year.

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

In addition, we have received proceeds of $16,317 from a related-party loan from Mr. Wagner. On July 1, 2014, with an effective date of March 31, 2014, Mr. Wagner forgave the loan. The $16,317 was recorded as contributed capital.

As of June 30, 2014, we do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing additional offerings of common stock, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

5

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have incurred losses since inception. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to include this item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any other pending legal proceeding. We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to include this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

 **Provided herewith

7

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Consulting Group, Inc.

Date:	August 19, 2014

/s/ Patrick A. Meier
By:	Patrick A. Meier
Title:	President, Chief Executive Officer, and Chief Financial Officer

8