Form 10-Q
period 2014-09-30
Lion Consulting Group Inc.
filed 2014-11-19
CIK 1550518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-54906

Lion Consulting Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-0373067
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Albulastrasse 55 Zurich V8 8048
(Address of principal executive offices)

+41 44 512 51 00
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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,850,000 as of November 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2014 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three months and six months ended September 30, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to the Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

LION CONSULTING GROUP, INC.

BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2014 AND MARCH 31, 2014

	September 30, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$0	$4,567

Total Assets	$0	$4,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$13,436	$6,633
Loan payable – related party	5,900	0
Total Liabilities	19,336	6,633

Stockholders’ Equity (Deficit)
Common stock, par value $.001, 100,000,000 shares authorized, 4,850,000 and 4,850,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	4,850	4,850
Additional paid in capital	113,467	113,467
Deficit accumulated during the development stage	(137,653)	(120,383)
Total Stockholders’ Equity (Deficit)	(19,336)	(2,066)

Total Liabilities and Stockholders’ Equity (Deficit)	$0	$4,567

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	14,243	1,725	17,049	4,138
Filing and registration fees	0	3,750	0	7,334
Business licenses and fees	0	0	0	0
General and administrative expenses	12	223	221	441
Management services	0	15,000	0	25,000
TOTAL OPERATING EXPENSES	14,255	20,698	17,270	36,913

LOSS FROM OPERATIONS	(14,255)	(20,698)	(17,270)	(36,913)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(14,255)	$(20,698)	$(17,270)	$(36,913)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	4,850,000	4,536,957	4,850,000	4,272,678

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Six months ended September 30, 2014	Six months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,270)	$(36,913)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	0	6,250
(Increase) decrease in stock subscriptions receivable	0	1,000
Increase (decrease) in accrued expenses	6,803	(13,775)
Net Cash Used in Operating Activities	(10,467)	(43,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	0	24,000
Proceeds from related party loan	5,900	14,930
Net Cash Provided by Financing Activities	5,900	38,930

NET INCREASE (DECREASE) IN CASH	(4,567)	(4,508)

CASH, BEGINNING OF PERIOD	4,567	16,654

CASH, END OF PERIOD	$0	$12,146

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued expenses due to shareholder recorded as contributed capital	$0	$0
Forgiveness of related party loan due to shareholder recorded as contributed capital	$0	$0

The accompanying notes are an integral part of these financial statements.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

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

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $13,436 at September 30, 2014 consisted of $650 payable to the a stock transfer agent, $10,536 payable to a law firm, $1,550 payable to an audit firm, and $700 to the Company’s outside accountant for services rendered for periods reported on in these financial statements. Accrued expenses of $6,633 at March 31, 2014 consisted of $600 payable to the Company’s stock transfer agent, $733 to the Company’s filing agent, $700 to the Company’s outside accountant, and $4,600 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

On July 1, 2014, effective March 31, 2014, a shareholder and officer forgave $30,000 of management fees that had been due to the officer. The $30,000 was recorded as contributed capital as of March 31, 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and officer has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment.

On July 1, 2014, with an effective date of March 31, 2014, a shareholder and officer forgave $16,317 of loans that had been due to the officer. The $16,317 was recorded as contributed capital as of March 31, 2014. As of September 30, 2014 and March 31, 2014 the balance of loans was $5,900 and $0.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 5 – CAPITAL STOCK

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

NOTE 6 – INCOME TAXES

For the six months ended September 30, 2014, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $137,653 at September 30, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the six months ended September 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$5,872	$12,550
Less: valuation allowance	(5,872)	(12,550)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at September 30, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$46,802	$23,951
Valuation allowance	(46,802)	(23,951)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of September 30, 2014. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

4

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

Results of Operations for the Three and Six Months ended September 30, 2014 and 2013.

We have recorded no revenues since our inception on February 6, 2012. During the three months ended September 30, 2014, we incurred expenses and a net loss of $14,255. Expenses during the three months ended September 30, 2014 consisted of professional fees of $14,243 and general and administrative expenses of $12. By comparison, during the three months ended September 30, 2013, we incurred expenses and a net loss of $20,698. Expenses during the three months ended September 30, 2013 consisted of professional fees of $1,725, filing and registration fees of $3,750, general and administrative expenses of $233, and management fees of $15,000.

During the six months ended September 30, 2014, we incurred expenses and a net loss of $17,270. Expenses during the six months ended September 30, 2014 consisted of professional fees of $17,049 and general and administrative expenses of $221. By comparison, during the six months ended September 30, 2013, we incurred expenses and a net loss of $36,913. Expenses during the six months ended September 30, 2013 consisted of professional fees of $4,138, filing and registration fees of $7,334, general and administrative expenses of $441, and management fees of $25,000.

Expenses and our net loss during the three and six months ended September 30, 2014 were lower than during the same period last year primarily due to the cancellation of our management service contract with our former officer and director, Philippe Wagner. Effective May 1, 2013, we entered into an agreement with Philippe Wagner regarding his management services to the Company. The agreement stipulated a monthly fee of $5,000 to Mr. Wagner and had no specific termination date. On July 1, 2014, effective March 31, 2014, we cancelled the agreement and Mr. Wagner forgave accrued fees of $30,000 related to the agreement.

Liquidity and Capital Resources

At September 30, 2014, we had no cash and $0 in current assets. Our total current liabilities as of September 30, 2014, were $19,336. Thus, we had negative working capital of $19,336 as of September 30, 2014.

Cash Flows from Operating Activities. Operating Activities used $10,467 in cash for the six months ended September 30, 2014, compared to $43,438 for the same quarter last year.

Cash Flows from Financing Activities. During the six months ended September 30, 2014, financing activities provided $5,900 in cash, compared to $38,930 during the same period last year.

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

As of September 30, 2014, we do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing additional offerings of common stock, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

5

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Consulting Group, Inc.

Date:	November 19, 2014

/s/ Patrick A. Meier
By:	Patrick A. Meier
Title:	President, Chief Executive Officer, and Chief Financial Officer

8