Form 10-Q
period 2014-12-31
Lion Consulting Group Inc.
filed 2015-02-23
CIK 1550518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,850,000 as of February 20, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2014 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three months and nine months ended December 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 (unaudited);
F-4	Notes to the Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Lion Consulting Group, Inc.

Balance Sheets

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$4,567
Total Current Assets	—	4,567
Total Assets	$—	$4,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$15,786	$6,633
Loan Payable - related party	5,900	—
Total Current Liabilities	21,686	6,633
Total Liabilities	21,686	6,633

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 100,000,000 shares authorized; 4,850,000 shares issued and outstanding	4,850	4,850
Additional paid-in capital	113,467	113,467
Accumulated deficit	(122,733)	(120,383)
Total Stockholders' Deficit	(4,416)	(2,066)
Total Liabilities and Stockholders' Deficit	$17,270	$4,567

See accompanying notes to the financial statements.

Lion Consulting Group, Inc.

Statements of Operations

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—	$—

Operating Expenses
Professional fees	2,350	9,246	19,399	20,717
Management fees	—	15,000	—	40,000
General and administrative expenses	—	85	221	526

Total operating expenses	2,350	24,331	19,620	61,243

Loss from Operations	(2,350)	(24,331)	(19,620)	(61,243)

Income Tax Provision	—	—	—	—

Net Loss	$(2,350)	$(24,331)	$(19,620)	$(61,243)
Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	(0.01)
Weighted average common shares outstanding: -basic and diluted	4,850,000	4,465,818	4,850,000	4,272,678

See accompanying notes to the financial statements.

 Lion Consulting Group, Inc.

Statements of Cash Flows

	For the Nine Months Ended December 31, 2014	For the Nine Months December 31, 2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,620)	$(61,243)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and other current assets	—	10,000
Subscription receivable	—	1,000
Accrued expenses and other current liabilities	9,153	2,680
Net cash used in operating activities	(10,467)	(47,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	5,900	14,930
Proceeds from sale of common stock	—	24,000
Net cash provided by financing activities	5,900	38,930

Net change in cash	(4,567)	(8,633)

Cash at beginning of the reporting period	4,567	16,654

Cash at end of the reporting period	$—	$8,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the financial statements.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $15,786 at December 31, 2014 consisted of $650 payable to the a stock transfer agent, $10,536 payable to a law firm, $3,200 payable to an audit firm, and $1,400 to the Company’s outside accountant for services rendered for periods reported on in these financial statements. Accrued expenses of $6,633 at March 31, 2014 consisted of $600 payable to the Company’s stock transfer agent, $733 to the Company’s filing agent, $700 to the Company’s outside accountant, and $4,600 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

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

On July 1, 2014, with an effective date of March 31, 2014, a shareholder and officer forgave $16,317 of loans that had been due to the officer. The $16,317 was recorded as contributed capital as of March 31, 2014. As of December 31, 2014 and March 31, 2014 the balance of loans was $5,900 and $0.

LION CONSULTING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

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

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of December 31, 2014. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations for the Three and Nine Months ended December 31, 2014 and 2013.

We have recorded no revenues since our inception on February 6, 2012. During the three months ended December 31, 2014, we incurred expenses and a net loss of $2,350. Expenses during the three months ended December 31, 2014 consisted of professional fees of $2,350 . By comparison, during the three months ended December 31, 2013, we incurred expenses and a net loss of $24,331. Expenses during the three months ended December 31, 2013 consisted of professional fees of $9,246, management fees of $15,0000 and general and administrative expenses of $85.

During the nine months ended December 31, 2014, we incurred expenses and a net loss of $19,620. Expenses during the nine months ended December 31, 2014 consisted of professional fees of $19,399, and general and administrative expenses of $221. By comparison, during the nine months ended December 31, 2013, we incurred expenses and a net loss of $61,243. Expenses during the nine months ended December 31, 2013 consisted of professional fees of $20,717, management fees of $40,000 and general and administrative expense of $526,.

Liquidity and Capital Resources

At December 31, 2014, we had no cash and $0 in current assets. Our total current liabilities as of December 31, 2014, were $21,686. Thus, we had negative working capital of $21,686 as of December 31, 2014.

Cash Flows from Operating Activities. Operating Activities used $10,467 in cash for the nine months ended December 31, 2014, compared to $47,563 for the same period last year.

Cash Flows from Financing Activities. During the nine months ended September 30, 2014, financing activities provided $5,900 in cash, compared to $38,930 during the same period last year.

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

As of December 31, 2014, we do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing additional offerings of common stock, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

5

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
7

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Consulting Group, Inc.

Date:	February 23, 2015

/s/ Patrick A. Meier
By:	Patrick A. Meier
Title:	President, Chief Executive Officer, and Chief Financial Officer

8