Form 10-K
period 2015-03-31
Lion Consulting Group Inc.
filed 2015-08-10
CIK 1550518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	___________	to	____________

	Commission file number:	000-54905

Lion Consulting Group, Inc.
(Exact name of registrant as specified in its charter)
	Delaware		99-0373067
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

Albulastrasse 55 Zurich Switzerland V8 8048
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:			+41 44 512 51 00

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act				Yes |_| No |X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

YYesYes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]				Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)				Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock as July 29, 2015 was 4,850,000 shares of common stock, $0.001 par value, issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2014 was approximately $70,500.

PART I

Lion Consulting Group Inc. (the “Company”) was incorporated in the state of Delaware on February 6, 2012. We currently have no operations and are a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended.

We are currently assessing our options as how, and if, to proceed as a business.  We believe that our most likely scenario for survival is to merge with and into or to acquire an existing business.  To that end, we are seeking merger candidates and intend to take steps to make us a more attractive merger candidate.

If we are unable to begin a new business or enter into a merger with or acquire an existing business, we will need to raise additional funds to continue as a business.  If we cannot secure additional funds we will have to cease our business and our investors will lose their entire investment.

ITEM 1A:
RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B:
UNRESOLVED STAFF COMMENTS

This Item is not applicable to us.

ITEM 2:
PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at Albulastrasse 55, Zurich, Switzerland.  We do not pay any rent for such office space.

ITEM 3:
LEGAL PROCEEDINGS

                The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4:
MINE SAFETY DISCLOSURES

This Item is not applicable to us.

PART II

ITEM 5:
MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible to be quoted on the electronic quotation system operated by OTC Markets, Inc. under the symbol “LIOC.” At present there is no public market for our common stock. There has been no active public trading of our common stock to date.

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

Holders of Our Common Stock

As of July 29, 2015, there were 4,850,000 shares of our common stock issued and outstanding held by 25 stockholders of record. Our transfer agent is Island Stock Transfer, Inc. located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, and their telephone number is (727) 289-0010.

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

We have not adopted any policy regarding payment of dividends. We did not declare any dividends in the fiscal year ended March 31, 2015, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any equity compensation plans authorizing security issuances.

Recent sales of unregistered securities

None.

ITEM 6:
SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7:
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our March 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease our business.

As of March 31, 2015, we had $0 cash on hand or in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in our common stock would lose all of their investment.

We did not generate any revenue during the fiscal years ended March 31, 2014 and 2015.   We incurred operating expenses in the amount of $25,322 in the fiscal year ended March 31, 2015. These operating expenses were comprised of professional fees and office and general expenses.

We have no current agreements to merge with any other entity.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost of maintaining our reporting status for the next twelve months is estimated to be $30,000.

RESULTS OF OPERATIONS

Our expenses decreased to $25,322 for the twelve months ended March 31, 2015 from $86,850 in the twelve months ended March 31, 2014.  This decrease was the result of a decrease in management fees to $0 from $55,000 between the two periods partially offset by an increase in professional fees to $25,101 from $15,068 between the two periods. As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status for the next twelve months is estimated to be $30,000 over this same period. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8:
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and Stockholders
 of Lion Consulting Group, Inc.

We have audited the accompanying balance sheet of Lion Consulting Group, Inc., as of March 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Consulting Group, Inc., as of March  31, 2015 and the results of its operations and cash flows for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Lion Consulting Group, Inc. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP

Edina, Minnesota
August 7, 2015

5201 Eden Avenue
Suite 300
Edina, MN 55436
630.277.2330

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
July 9, 2014

Lion Consulting Group, Inc.
Balance Sheets

	March 31, 2015	March 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$-	$4,567

Total Current Assets	-	4,567

Total Assets	$-	$4,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$18,584	$6,633
Loan Payable - related party	8,804	-

Total Current Liabilities	27,388	6,633

Total Liabilities	27,388	6,633

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 100,000,000 shares authorized;
4,850,000 shares issued and outstanding	4,850	4,850
Additional paid-in capital	113,467	113,467
Accumulated deficit	(145,705)	(120,383)

Total Stockholders' Deficit	(27,388)	(2,066)

Total Liabilities and Stockholders' Deficit	$-	$4,567

See accompanying notes to the financial statements.

Lion Consulting Group, Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating Expenses
Filing and Registration Fees	-	16,132
Professional fees	25,101	15,068
Rent - related party	-	-
Research and development	-	-
Management fees	-	55,000
General and administrative expenses	221	650

Total operating expenses	25,322	86,850

Loss from Operations	(25,322)	(86,850)

Income Tax Provision	-	-

Net Loss	$(25,322)	$(86,850)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
- basic and diluted	4,850,000	4,563,836

See accompanying notes to the financial statements.

Lion Consulting Group, Inc.
Statement of Stockholders' Equity (Deficit)
March 31, 2015

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance, March 31, 2013	3,650,000	3,650	44,350	(33,533)	14,467

Common stock issued for cash at $0.02 per share	1,200,000	1,200	22,800	-	24,000

Forgiveness of shareholder debt	-	-	46,317	-	46,317

Net loss	-	-	-	(86,850)	(86,850)

Balance, March 31, 2014	4,850,000	4,850	113,467	(120,383)	(2,066)

Net loss	-	-	-	(25,322)	(25,322)

Balance, March 31, 2015	4,850,000	$4,850	$113,467	$(145,705)	$(27,388)

See accompanying notes to the financial statements.

Lion Consulting Group, Inc.
Statements of Cash Flows

	For the Year Ended	For the Year Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,322)	$(86,850)

Adjustments to reconcile net loss to net cash used in operating activities
Prepayments and other current assets	-	12,500
Subscription receivable	-	1,000
Accrued expenses and other current liabilities	11,951	22,333

Net cash used in operating activities	(13,371)	(51,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	8,804	14,930
Proceeds from sale of common stock	-	24,000

Net cash provided by financing activities	8,804	38,930

Net change in cash	(4,567)	(12,087)

Cash at beginning of the year	4,567	16,654

Cash at end of the year	$-	$4,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Forgiveness of accrued expenses due to
shareholder recorded as contributed capital	$-	$30,000

Forgiveness of related party loan due to
shareholder recorded as contributed capital	$-	$16,317

See accompanying notes to the financial statements.

LION CONSULTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

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

LION CONSULTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $18,584 at March 31, 2015 consisted of $696 payable to the a stock transfer agent, $16,188 payable to a law firm, and $1,700 payable to an audit firm for services rendered for periods reported on in these financial statements. Accrued expenses of $6,633 at March 31, 2014 consisted of $600 payable to the Company’s stock transfer agent, $733 to the Company’s filing agent, $700 to the Company’s outside accountant, and $4,600 to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

On July 1, 2014, effective March 31, 2014, a shareholder and officer forgave $30,000 of management fees that had been due to the officer. The $30,000 was recorded as contributed capital as of March 31, 2014.

LION CONSULTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and officer has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment.

On July 1, 2014, with an effective date of March 31, 2014, a shareholder and officer forgave $16,317 of loans that had been due to the officer. The $16,317 was recorded as contributed capital as of March 31, 2014. As of March 31, 2015 the balance of loans was $8,804.

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

There were 4,850,000 shares outstanding as of March 31, 2015 and 2014, respectively.

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

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of March 31, 2015. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

LION CONSULTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 8 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $146,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2015	March 31, 2014
Federal income tax benefit attributable to:
Current Operations	$8,609	$29,529
Less: valuation allowance	(8,609)	(29,529)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2015	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$49,539	$40,930
Less: valuation allowance	(49,539)	(40,930)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $146,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable to us.

ITEM 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, he  concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent Directors;

2.	No segregation of duties;

3.	No audit committee; and

4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

Gergley Toth, our Chief Executive Officer and Acting Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Acting Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and Acting Principal Financial Officer believe that, as of March 31, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

•           We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.

•           We do not maintain appropriate cash controls – Due to our very limited staff, including accounting personnel, we lack a proper segregation of functions, duties and responsibilities with respect to our cash process.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal year or quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:
OTHER INFORMATION

None

PART III

ITEM 10:
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Thomas Roger Sawyer has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Position(s)
Gergley Toth Thomas Roger Sawyer	Chief Executive Officer, Acting Principal Financial Officer, Director Chief Operations Officer, Dierctor

Dr. Toth became our Chief Executive Officer and Acting Principal Financial Officer on May 22, 2015, and a director on July 27, 2015.  Dr. Sawyer became our Chief Operating Officer on May 22, 2015, and a director on July 27, 2015.  Directors receive no compensation for serving on the Board of Directors.  Officers receive no compensation for serving as an officer of the Company.

BIOGRAPHICAL INFORMATION

Dr. Gergley Toth.  Dr. Tóth received his MSc in Chemistry at the University of Szeged and later his PhD from the Department of Biomedical Sciences at Creighton University in 2001.  He was a post-doctoral fellow at the Department of Molecular Biology at the University of California at Berkeley between 2001 and 2002.  Dr. Tóth is a graduate of the Global BioExecutive program of the BioExecutive Institute (University of California, Berkeley, Haas School of Business; 2005).  Dr. Tóth also received an Executive MBA from the University of Cambridge (UK) in 2012.

Dr. Tóth is the founder and CEO of Gardedam Therapeutics (California, USA, 2009), an early state biopharmaceutical company focusing on novel drug discovery research for Parkinson’s and Alzheimer’s disease. Dr. Tóth is also affiliated with the University of Cambridge in the UK, (Department of Clinical Neurosciences, Wolfson Brain Imaging Centre) since 2009, where he has been an Investigator in the NIHR Biomedical Research Unit on Dementia and of the Neurodegenerative Disease Initiative on AD funded by the Wellcome Trust and Medical Research Council.  In addition, Dr. Tóth heads the Neurodegenerative Disease Drug Discovery research group since 2014 at the Academy of Sciences of Hungary in Budapest. Dr. Tóth’s research interests are the biophysical/structural biology aspects and therapeutic targeting of proteins that misfold and lose their native functions and/or gain toxic functions implicated in neurodegenerative diseases.  Dr. Tóth is also a visiting lecturer in the Business of Biotechnology at the School of Pharmacy at the University College London.

Previously, Dr. Tóth was at Protein Mechanics (California, Mountain View) (later Locus Pharmaceuticals) where he was the Director of Computer Aided Drug Discovery Group between 2002-2005.  Here he was a key contributor to leading both research and business development efforts and to selling Protein Mechanics to Locus Pharmaceuticals in 2004. From 2005-2009, Dr. Tóth was at Elan Pharmaceuticals (California, South San Francisco) in various roles mostly in drug discovery research for Parkinson’s and Alzheimer’s diseases.  Dr. Tóth has been a strategic scientific consultant at Elan Pharmaceuticals between 2009-2013.  Dr. Tóth published over 35 peer reviewed articles and patents on the topics of life sciences, drug discovery and the business of biotechnology, and he actively presents in various  international conferences.

Dr. Thomas Roger Sawyer.  Dr. Sawyer completed his doctorate in biological sciences at the University of Glasgow in 2000 and quickly moved into the corporate world, starting the information technology companies Weather2 Limited and Advance Weather Applications for which he served in the role of Chief Technology Officer. While helping to build and grow these companies, he also began consulting for clients in the logistics industry, providing strategy, technical architecture and business process consultancy for companies including Global Freight Solutions and Nightline. Dr. Sawyer completed an Executive MBA at the University of Cambridge, graduating in 2012, specializing in corporate finance and management science and completed his thesis on the use of data for predictive analytical tools in industry. It was from Cambridge that he was recruited to work for private equity investors providing advice on project due diligence, appraisal, corporate structuring and economic valuation of minerals assets in southern and eastern Africa. After completing the due diligence work on assets and carrying out the initial corporate structuring he was appointed CEO of East African Gold plc, a gold exploration company headquartered in Mauritius and with extensive exploration licenses in the east African country of Uganda, in late 2011.

Under his leadership the company successfully raised capital in excess of USD $4 million and carried out extensive exploration activities in a large area in a remote region of the country, with up to 100 employees and wide-reaching operations capabilities. Dr. Sawyer has extensive experience of starting and structuring companies, raising capital, IPOs, mergers, setting up joint ventures and corporate strategy. His background in research science allows him to incorporate the technical aspects of the development of projects with his experience in management and corporate finance, allowing this to be built into the overall business strategy and direction, and he has been a speaker at international conferences. Dr. Sawyer has board experience in a number of industries; for Weather2 and Advanced Weather Applications in the area of information technology and business intelligence; Capro Ltd, an investment advisory and consultancy company specializing in consultancy and direct investment in growing businesses, and, in the extractive industry as Director of each of the East African Gold group companies, East African Mining, (Uganda) East African Gold Ltd (Mauritius) and East African Gold plc (Jersey). He brings to the company his abilities in strategic planning, operations management, analytical modeling and the ability to raise capital to fund growth.

Dr. Sawyer is currently a director of Silverton Energy, Inc. Other than this company, he is not a director of any company that is required to file reports under the Securities Exchange Act of 1934.

SIGNIFICANT EMPLOYEES

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

FAMILY RELATIONS

There are no family relationships among our Directors and Officers.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11:
EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and directors has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2014 and January 9, 2015, our director, officer and those persons beneficially owning 5% or more of our common stock beneficially owned the following amounts:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Gergley Toth	2,500,000	51.5%
Common Stock	Thomas Roger Sawyer	0	05
	All Directors as a Group (2 persons)	2,500,000	51.5%

(1) based on 4,850,000 shares of common stock outstanding on July 30, 2015.

ITEM 13:
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14:
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended March 31, 2015 and 2014 we incurred approximately $9,850 and $8,350 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements.

During the fiscal years ended March 31, 2015 and 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15:
EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Included in Exhibit 31.1
**   Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lion Consulting Group, Inc.

By:  /s/ Gergley Toth
Gergely Toth
Chief Executive Officer
Date: August 10, 2015

By:  /s/ Simon Peace
Simon Peace
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:           /s/ Gergley Toth
Gergley Toth, Director
August 10, 2015

By:           /s/ Thomas Roger Sawyer
Thomas Roger Sawyer, Director
August 10, 2015

By:           /s/ Simon Peace
Simon Peace, Director
August 10, 2015