Form 10-Q
period 2015-06-30
Lion Consulting Group Inc.
filed 2015-08-19
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Lion Consulting Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	99-0373067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Albulastrasse 55 Zurich Switzerland V8 8048
(Address of principal executive offices)

+41 44 512 51 00
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). xYes   No

As of August 14, 2015, there were 4,850,000 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Lion Consulting Group, Inc. (the “Company”) as of June 30, 2015, and for the three months ended June 30, 2015 and June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K filing with the SEC for the year ended March 31, 2015.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

Lion Consulting Group, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Lion Consulting Group, Inc.
Condensed Balance Sheets (Unaudited)

	June 30, 2015	March 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepayments and other current assets	2,500	-

Total Current Assets	2,500	-

Total Assets	$2,500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$23,952	$18,584
Loan Payable - related party	11,304	8,804

Total Current Liabilities	35,256	27,388

Total Liabilities	35,256	27,388

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 100,000,000 shares authorized;
4,850,000 shares issued and outstanding	4,850	4,850
Additional paid-in capital	113,467	113,467
Accumulated deficit	(151,073)	(145,705)

Total Stockholders' Deficit	(32,756)	(27,388)

Total Liabilities and Stockholders' Deficit	$2,500	$-

See accompanying notes to the financial statements.

Lion Consulting Group, Inc.
Condensed Statements of Operations (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

Revenue	$-	$-

Operating Expenses
Filing and Registration Fees	-
Professional fees	5,368	2,806
Rent - related party	-	-
Research and development	-	-
Management fees	-
General and administrative expenses	-	209

Total operating expenses	5,368	3,015

Loss from Operations	(5,368)	(3,015)

Income Tax Provision	-	-

Net Loss	$(5,368)	$(3,015)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	4,850,000	4,850,000

See accompanying notes to the financial statements.

Lion Consulting Group, Inc.
Condensed Statements of Cash Flows (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,368)	$(3,015)

Adjustments to reconcile net loss to net cash used in operating activities
Prepayments and other current assets	(2,500)	(1,069)
Subscription receivable	-	-
Accrued expenses and other current liabilities	5,368	(5,683)

Net cash used in operating activities	(2,500)	(9,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	2,500	5,200
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	2,500	5,200

Net change in cash	(0)	(4,567)

Cash at beginning of the reporting period	-	4,567

Cash at end of the reporting period	$(0)	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

LION CONSULTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2015

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 30, 2015 audited financial statements.  The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LION CONSULTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2015

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

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses of $2,500 at June 30, 2015 and $0 at March 31, 2015, consist of prepaid legal fees.

LION CONSULTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2015

NOTE 5 – ACCRUED EXPENSES

Accrued expenses of $23,952 at June 30, 2015 consisted of $1,314 payable to the a stock transfer agent, $16,188 payable to a law firm, and $6,450 payable to an audit firm for services rendered for periods reported on in these financial statements. Accrued expenses of $18,584 at March 31, 2015 consisted of $696 payable to the a stock transfer agent, $16,188 payable to a law firm, and $1,700 payable to an audit firm for services rendered for periods reported on in these financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder and officer has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment. As of June 30, 2015 the balance of loans was $8,804.

An officer of the company has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment. As of June 30, 2015 the balance of loans was $2,500

NOTE 7 – CAPITAL STOCK

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

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of July 30, 2015. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2015, we had $0 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in TS common stock would lose all of their investment.

We did not generate any revenue during the three ended June 30, 2015 and 2014.   We incurred operating expenses in the amount of $5,368 in the three months ended June 30, 2015. These operating expenses were comprised entirely of professional fees.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be approximately $30,000 over the next 12 months.

Results of Operations for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Our expenses increased to $5,368 for the three months ended June 30, 2015 from $2,806 in the three months ended June 30, 2014.  This increase was the result of an increase in the three months ended June 30, 2015 of professional fees.  The increase in professional fees was due to a change in the providers that we use for professional services.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At June 30, 2015, we had $2,500 in current assets, consisting entirely of prepaid expenses. Our total current liabilities as of June 30, 2014, were $35,256. Thus, we had negative working capital of $32,756,as of June 30, 2015.

Cash Flows from Operating Activities. Operating Activities used $2,500 in cash for the quarter ended June 30, 2015, compared to $9,767 for the same quarter last year.

Cash Flows from Financing Activities. During the quarter ended June 30, 2015, financing activities provided $2,500 in cash, compared to $5,200 during the same quarter last year.

As of June 30, 2015, we do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing additional offerings of common stock, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $30,000 over the next year. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Gergley Toth, our Chief Executive Officer, and Simon Peace, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Toth and Mr. Peace concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lion Consulting Group, Inc.

By: /s/ Gergley Toth
      Gergley Toth
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
August 17, 2015

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer (Principal Accounting Officer)
August 17, 2017