Form 10-Q
period 2015-09-30
Cantabio Pharmaceuticals Inc.
filed 2015-11-23
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2225 East Bayshore Road #223 Palo Alto, California (Address of principal executive offices)		94303 (Zip Code)

(650)320-1765
Registrant’s telephone number, including area code

N/A
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). X Yes   ☐No

As of November 13, 2015, there were 27,250,000 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Cantabio Pharmaceuticals, Inc. (the “Company”) as of September 30, 2015, and for the six months ended September 30, 2015 and September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K filing with the SEC for the year ended March 31, 2015.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

1

Cantabio Pharmaceuticals, Inc.
f/k/a Lion Consulting Group, Inc.
Balance Sheets
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepayments and other current assets	4,253	-

Total Current Assets	4,253	-

Total Assets	$4,253	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,984	$18,584
Loan Payable - related party	38,809	8,804

Total Current Liabilities	40,793	27,388

Total Liabilities	40,793	27,388

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 100,000,000 shares authorized;
4,850,000 shares issued and outstanding	4,850	4,850
Additional paid-in capital	122,271	113,467
Accumulated deficit	(163,661)	(145,705)

Total Stockholders' Deficit	(36,540)	(27,388)

Total Liabilities and Stockholders' Deficit	$4,253	$-

See accompanying notes to the financial statements.

Cantabio Pharmaceuticals, Inc.
f/k/a Lion Consulting Group, Inc.
Statements of Operations
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
Filing and Registration Fees	-	-	-	-
Professional fees	12,215	14,243	17,583	17,049
General and administrative expenses	373	12	373	221

Total operating expenses	12,588	14,255	17,956	17,270

Loss from Operations	(12,588)	(14,255)	(17,956)	(17,270)

Income Tax Provision	-	-	-	-

Net Loss	$(12,588)	$(14,255)	$(17,956)	$(17,270)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	4,850,000	4,850,000	4,850,000	4,850,000

See accompanying notes to the financial statements.

Cantabio Pharmaceuticals, Inc.
f/k/a Lion Consulting Group, Inc.
Statement of Stockholders' Equity (Deficit)
For the Period Ended September 30, 2015
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balance, March 31, 2015	4,850,000	4,850	113,467	(145,705)	(2,066)

Contributed capital			8,804
Net loss				(17,956)	(17,956)

Balance, September 30, 2015	4,850,000	$4,850	$122,271	$(163,661)	$(20,022)

See accompanying notes to the financial statements.

Cantabio Pharmaceuticals, Inc.
f/k/a Lion Consulting Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,956)	$(17,270)

Adjustments to reconcile net loss to net cash used in operating activities
Prepayments and other current assets	(4,253)	-
Accrued expenses and other current liabilities	(16,600)	6,803

Net cash used in operating activities	(38,809)	(10,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	38,809	5,900
		-

Net cash provided by financing activities	38,809	5,900

Net change in cash	-	(4,567)

Cash at beginning of the reporting period	-	4,567

Cash at end of the reporting period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

NON-CASH TRANSACTIONS
Forgiveness of loans form director	8,804	-

See accompanying notes to the financial statements.

CANTABIO PHARMACEUTICALS, INC.
f/k/a LION CONSULTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPEMBER 30, 2015

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 30, 2015 audited financial statements.  The results of operations for the six months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

CANTABIO PHARMACEUTICALS, INC.
f/k/a LION CONSULTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPEMBER 30, 2015

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

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses of $4,252 at September 30, 2015 consist of prepaid legal fees.  There were no prepayments at March 31, 2015.

CANTABIO PHARMACEUTICALS, INC.
f/k/a LION CONSULTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPEMBER 30, 2015

NOTE 5 – ACCRUED EXPENSES

Accrued expenses of $23,952 at June 30, 2015 consisted of $284 payable to the a stock transfer agent, and $1,700 payable to an audit firm for services rendered for periods reported on in these financial statements. Accrued expenses of $18,584 at March 31, 2015 consisted of $696 payable to the a stock transfer agent, $16,188 payable to a law firm, and $1,700 payable to an audit firm for services rendered for periods reported on in these financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder and officer had loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment. During the quarter to September 30, 2015 the balance of loans, totaling $8,804 was forgiven and set aside by the lender.
An officer of the company has loaned funds to the Company to pay certain expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment. As of September 30, 2015 the balance of loans was $38,809.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. The officers of the company have provided office services without charge. There is no obligation for the officers to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of September 30, 2015. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

As of September 30, 2015, we had $0 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We did not generate any revenue during the six months ended September 30, 2015 and 2014.   We incurred operating expenses in the amount of $17,956 in the six months ended September 30, 2015. These operating expenses were comprised almost entirely of professional fees.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be approximately $30,000 over the next 12 months.

Results of Operations for the six months ended September 30, 2015, as compared to the six months ended September 30, 2014.

Our expenses increased to $17,956 for the six months ended September 30, 2015 from $17,270 in the six months ended September 30, 2014.  This increase was the result of an introduction in the six months ended September 30, 2015 of professional fees combined with an absence of .filing and registration fees in that same period.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

2

Liquidity and Capital Resources

At September 30, 2015, we had $4,253 in current assets, consisting entirely of prepaid expenses. Our total current liabilities as of September 30, 2014, were $40,793. Thus, we had negative working capital of $36,540, as of September 30, 2015.

Cash Flows from Financing Activities. During the six months ended September 30, 2015, financing activities provided $38,809 in cash, compared to $10,467 during the same quarter last year.

As of September 30, 2015, we do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing additional offerings of common stock, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Gergely Toth, our Chief Executive Officer, and Simon Peace, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Toth and Mr. Peace concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

3

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

Exhibit 101
101.INS - XBRL Instance Document (1)
101.SCH - XBRL Taxonomy Extension Schema Document (1)
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB - XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

4

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lion Consulting Group, Inc.

By: /s/ Gergely Toth
      Gergely Toth
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
November 23, 2015

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
November 23, 2015

By: /s/ Thomas Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Operations Officer, Director
November 23, 2015