Form 10-Q/A
period 2015-09-30
Cantabio Pharmaceuticals Inc.
filed 2015-11-30
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended September 30, 2015 (the “Original Filing”) that was filed with the Securities and Exchange Commission on November 23, 2015, solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to November 23, 2015.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
31.2	Certification of Chief Financial Officer (1)
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (1)

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

Exhibit 101
101.INS - XBRL Instance Document (2)
101.SCH - XBRL Taxonomy Extension Schema Document (2)
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB - XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed as an exhibit to the Original Filing
(2)	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantabio Pharmaceuticals Inc.

By: /s/ Gergely Toth
      Gergely Toth
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
November 30, 2015

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
November 30, 2015

By: /s/ Thomas Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Operations Officer, Director
November 30, 2015