Form 10-Q
period 2015-12-31
Cantabio Pharmaceuticals Inc.
filed 2016-03-18
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended Deccember 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2225 East Bayshore Road #223 Palo Alto, California (Address of principal executive offices)		94303 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   X No

As of March 16, 2016, there were 26,805,270 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Cantabio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015, and for the nine months ended December 31, 2015 and December 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K filing with the SEC for the year ended March 31, 2015.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

The unaudited interim financial information presented in this quarterly report on Form 10-Q has not been reviewed by an outside independent accounting firm as required by the rules of the SEC. As a result, the this quarterly report on Form 10-Q is considered deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While this quarterly report on Form 10-Q does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, this quarterly report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this quarterly report on Form 10-Q with the SEC in spite of the current circumstances to provide the financial and other information set forth therein to its shareholders and other interested parties. The Company plans to file an amendment to this quarterly report on Form 10-Q as soon as practicable following the engagement of a successor independent registered public accounting firm and the firm’s review of the Company’s interim financial statements included therein.

The Company’s management believes, to the best of its knowledge, that the financial statements included in this quarterly report on Form 10-Q accurately portray the financial condition of the Company. To that end, they have provided the certifications under Section 302 of SOX. The SOX Section 906 certification is omitted from this quarterly report on Form 10-Q only because the financial statements accompanying this quarterly report on Form 10-Q have not been reviewed by an independent public accountant under SAS 100. The Company believes that this quarterly report on Form 10-Q otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before the Company’s officers can make a SOX Section 906 certification, the Company’s independent public accounting firm must complete its review of the consolidated financial statements appearing in this quarterly report on Form 10-Q under SAS 100, as required by SEC rules. Once the Company’s auditor completes its review of the Company’s financial statements for this quarter under SAS 100, the Company will file an amendment to this quarterly report on Form 10-Q with the SOX Section 906 certification.

PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONCOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2015	2015
	(not reviewed)	(not reviewed)
ASSETS
Current Assets
Cash	$100,857	$209
Total Current Assets	100,857	209

TOTAL ASSETS	$100,857	$209

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	7,187	18,798
Accrued technology Access fee	90,000	214,745
Due to officers	57,108	3,706
Note Payable Related Party	34,253	8,804
Total Current Liabilities	188,548	246,053
TOTAL LIABILITIES	$188,548	$246,053

Stockholders' Deficit
Common stock, $0.001 par value, ( 100,000,000 shares authorized 26,129,594 and 26,129,594 shares issued and outstanding as of December 31, 2015 and March 31, 2015)	26,130	26,130
Stock Subscriptions	450,000	-
Accumulated deficit	(563,821)	(271,974)

Total Stockholders' Equity (Deficit)	(87,691)	(245,844)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$100,857	$209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending		Nine Months Ending
	December 31,		December 31,
	2015	2014	2015	2014
	(not reviewed)	(not reviewed)	(not reviewed)	(not reviewed)
Revenues
Gross Sales	$-	$-	$-	$-
Net Sales	-	-	-	-

Operating Costs and Expenses
Research and Development	2,326	-	2,325	14,022
General & administrative	162,874	6,063	391,407	31,421
Total Operating Costs and Expenses	165,200	6,063	393,732	45,443
Loss From Operations	(165,200)	(6,063)	(393732)	(45,443)

Other Income & (Expenses)
Grant Income	-	-	-	34,744
Other income	107,884	1,953	107,884	1,953
Gain (loss) on foreign exchange	(8,198)	22,235	(14,812)	44,416
Total Other Income & (Expenses)	99,686	24,188	93,072	69,869
Net Income	(65,514)	18,125	(300,660)	21,539

Basic and Diluted Earnings (Loss) per share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding	26,129,594	26,129,594	26,129,594	26,129,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(not reviewed)

	Common	Shares	Shares to be	Accumulated
	Shares	Par Value	Issued	Deficit	Total
Balance, April 1, 2015	26,129,594	$26,130	$-	$(263,161)	$(237,031)

Stock Subscriptions	-	-	450,000	-	450,000
Net Loss				(300,660)	(277,646)

Balance, December 31, 2015	26,129,594	$26,130	$450,000	$(563,821)	$(87,691)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	December 31,	December 31,
	2015	2014
	(not reviewed)	(not reviewed)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(300,660)	$35,670
Change in other receivable	-	(1,719)
Change in accounts payable	(11,611)	(35,580)
Change in accrued technology fee	(124,745)
Change in due to officers	53,402	(8,822)
Net cash used in operating activities	(383,614)	(11,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related party	25,449	5,900
Stock Subscriptions	450,000	-
Net cash provided by financing activities	475,449	5,900
Effect of exchange rate changes on cash	8,813
Net increase (decrease) in cash	100,812	(5,900)

Cash at beginning of period	209	4,597
Cash at end of period	$100,857	$45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Cantabio Pharmaceuticals, Inc. (the “Company” or “Cantabio”) is a preclinical stage biotechnology company focusing on commercializing novel therapies and the intellectual property generated from research and development activities for Parkinson’s disease (PD) and Alzheimer’s disease (AD).  The Company’s strategy involves integrating therapeutic focus, target family biophysics, drug discovery technology and expertise into an innovative drug discovery approach, which synergizes to identify and develop small molecule pharmacological chaperones for clinical trials. In addition, the Company’s research efforts concentrate on the development of therapeutic proteins that can pass through the blood-brain barrier and supplement in vivo levels of proteins with display loss of function during disease conditions.

Merger Agreement
On December 17, 2015, we entered into an Agreement and Plan of Merger (the “ Merger Agreement ”) with Gardedam Therapeutics, Inc. (“ Gardedam ”) and Cantabio Acquisition Inc., our wholly-owned subsidiary (“Merger Sub”), pursuant to which Gardedam would become our wholly-owned subsidiary. The Merger Agreement provided that, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Gardedam (the “ Merger ”), with Gardedam continuing as the surviving corporation and as our wholly-owned subsidiary of Gardedam. The Merger was completed on the date of the Merger Agreement.

The Company accounted for the transaction as a reverse merger, with the operations of Gardedam being the accounting acquirer and the historical financial statements of Gardedam presented.  The statement of stockholders equity was retroactively adjusted to reflect the shares outstanding of the legal acquirer, which resulted in a retroactive adjustment to the par value of common stock outstanding for Gardedam and an adjustment to accumulated deficit for the difference.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of December 31, 2015, the Company has an accumulated deficit of approximately $0.5 million and a working capital deficit of $0.3 million. This and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2015, condensed consolidated statements of operations for the three months and nine months ended December 31, 2015 and 2014, condensed consolidated statement of stockholders’ equity (deficit) and cash flows for the nine months ended December 31, 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s 8-K, which was filed with the SEC on December 18, 2015, which also includes interim financial statements as of September 30, 2015

Use of Estimates
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

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, stock subscription receivable, accounts payable, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 , Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. The Company early adopted ASU 2015-03 and such adoption did not result in a material change to the financial statements.

NOTE 4 – Material Agreements

Garaffinity Collaboration Agreement

On December 23, 2009, the Company entered into a collaboration agreement with Garaffinity, GmbH.  Graffinity GmbH was subsequently acquired by NovAliX Deutschland GmbH, and on November 12, 2015 the Company renegotiated the terms of the agreement setting aside all unperformed terms and modifying the payable as laid out below.

 NovAliX Collaboration Agreement

On November 12, 2015, the Company finalized the amendment to its collaboration agreement with NovAliX Deutschland GmbH, which modifies the remaining amount owed of approximately $215,000 as of March 31, 2015 to approximately $120,000 on November 12, 2015.  The amended agreement set aside, along with any unperformed actions under the prior contract, and stated that the new collaboration agreement would constitute the entire agreement and understanding between NovAliX and the Company.  NovAliX granted the company a worldwide, perpetual, non-exclusive right to sublicense to use certain compounds, synthesized compounds and other information provided by NovAlix  to use against the DJ-1 protein.

The Collaboration agreement resulted in a reduction in the Company’s accounts payable approximately $107,000, which was recorded in other income (expense). The agreement requires three payments of approximately $32,000, $37,000 and $49,000. The first payment was made by December 31, 2015.  The remaining payments are due June 2016 and December 2016, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Gergely Toth
On March 31, 2015 Gergely Toth was owed approximately $6,000 in fees and expenses relating to his activities as CEO of Gardedam.  To date these fees and expenses have not been paid and so are included in Due to officers.

Toth and Associates LTD
On April 1, 2015, the Company entered into a consulting agreement with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO.  The agreement calls for a monthly salary of approximately $12,000 and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital.

The Company incurred consulting fees of approximately $120,000 for the nine months ended December 31, 2015. As of December 31, 2015 Toth and Associates LTD was owed approximately $21,000 and is included in Due to officers.

Capro LTD
On April 1, 2015, the Company entered a consulting agreement with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO.  The agreement calls for a monthly salary of approximately $10,000 and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital.

The Company incurred consulting fees of approximately $94,000 for the nine months ended December 31, 2014. As of December 31, 2015, Capro, LTD was owed approximately $15,000 and is included in Due to officers.

Eden Professional LTD
On April 1, 2015, the Company entered a consulting agreement with Eden Professional LTD for Mr. Simon Peace to act as the Companies CFO.  The agreement calls for a monthly salary of GBP £ 4,176 and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital.

The Company incurred consulting fees of approximately $67,000 for the nine months ended December 31, 2015.  As of December 31, 2015, Eden Professional, LTD was owed approximately $15,000 and is included in Due to officers.

NOTE 6 – NOTES PAYABLE RELATED PARTIES

Officers of the Company have loaned funds to fund operating expenses. The loans are unsecured, non-interest bearing, and had no specific terms of repayment. As of December 31, 2015 the balance of the loans was approximately $34,000.

NOTE 7 – CAPITAL STOCK

Through December 31, 2015 the Company has received $0.45 million in connection with a capital raise.  The Company expects to close the financing in the first quarter of fiscal 2017.

NOTE 8 - SUBSEQUENT EVENTS

Issuance of common stock
Subsequent to the quarter ended December 31, 2015 the Company issued approximately 0.7 million shares of common stock in satisfaction of $0.1 million of stock subscriptions received in advance.

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

As of December 31, 2015, we had $100,857 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which could be highly difficult for us to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in our common stock would lose all of their investment.

We did not generate any revenue during the nine months ended December 31, 2015 and 2014.   We incurred operating expenses in the amount of $393,732 in the nine months ended December 31, 2015. These operating expenses were primarily comprised of general and administrative expenses of $391,407. Based on the foregoing management believes that substantial doubt about our ability to continue as a going concern.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be approximately $115,000 over the next 12 months.

Results of Operations for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014.

Our expenses increased to $393,732 for the nine months ended December 31, 2015 from $48,330 in the nine months ended December 31, 2014.  This increase was primarily the result of an increase in the nine months ended December 31, 2015 of general and administrative fees in the same period to $391,407 from $31,421.

We generated Other Income in the nine months ended December 31, 2015 of $93,072, which was mostly comprised of $107,884 due to reduction of a liability following renegotiation with NovAliX Deutschland GmbH, the remainder being gains on foreign exchange.  Other Income for the same period of 2014 was $81,113, of which $34,744 was from grant income and the remainder mostly foreign exchange gains.

Results of Operations for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014.

Our expenses increased to $162,874 for the three months ended December 31, 2015 from $6,063 in the three months ended December 31, 2014.  This increase was primarily the result of consulting, legal and accounting fees incurred to complete the merge that took place in December 2015.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At December 31, 2015, we had $100,857 in current assets, consisting entirely of cash on hand. Our total current liabilities as of December 31, 2015, were $188,548. Thus, we had negative working capital of $87,691 as of December 31, 2015.

Cash Flows from Financing Activities. During the nine months ended December 31, 2015, financing activities provided $0.5 million in proceeds for the future issuance of common stock, compared to $5,900 during the same period last year.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost of maintaining our reporting status is estimated to be $115,000 over the next year. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2015, due to the following:

1.	Lack of Segregation of Duties: Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

2.
Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and out current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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
March 17, 2016

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
March 17, 2016