Form 10-Q/A
period 2015-12-31
Cantabio Pharmaceuticals Inc.
filed 2016-03-23
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2225 East Bayshore Road #223 Palo Alto, California (Address of principal executive offices)		94303 (Zip Code)

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report  on Form 10-Q for the three months ended December 31, 2015 (the “Original Filing”) that was filed with the Securities and Exchange Commission on March 18, 2016.  The unaudited interim financial information presented in the Original Filing was not reviewed by an outside independent accounting firm as required by the rules of the SEC.

The March 31, 2015 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Operations had been improperly consolidated to take account of the merger which occurred during December 2015.  As a result we are amending and restating portions of the following items in our unaudited interim financial information: (i) our Condensed Consolidated Balance Sheets as of March 31, 2015, (ii) our Condensed Consolidated Statement of Operations for the nine-month periods ended December 31, 2015 and 2014, (iii) the “Accumulated Deficit” and “Total” columns in our Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and (iv) our Condensed Consolidated Statements of Cash Flows.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2015	2015
		(as restated)
ASSETS
Current Assets
Cash	$100,857	$209
Total Current Assets	100,857	209

TOTAL ASSETS	$100,857	$209

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	7,187	214
Accrued technology Access fee	90,000	214,745
Due to officers	57,108	3,706
Note Payable Related Party	34,253
Total Current Liabilities	188,548	218,665
TOTAL LIABILITIES	$188,548	$218,665

Stockholders' Deficit
Common stock, $0.001 par value, ( 100,000,000 shares authorized 26,129,594 and 26,129,594 shares issued and outstanding as of December 31, 2015 and March 31, 2015)	26,130	26,130
Stock Subscriptions	450,000	-
Accumulated deficit	(563,821)	(244,586)

Total Stockholders' Equity (Deficit)	(87,691)	(218,456)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$100,857	$209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending		Nine Months Ending
	December 31,		December 31,
	2015	2014	2015	2014
			(as restated)	(as restated)
Revenues
Gross Sales	$-	$-	$-	$-
Net Sales	-	-	-	-

Operating Costs and Expenses
Research and Development	2,326	-	2,325	14,022
General & administrative	162,874	6,063	409,982	11,801
Total Operating Costs and Expenses	165,200	6,063	412,307	25,823
Loss From Operations	(165,200)	(6,063)	(412,307)	(25,823)

Other Income & (Expenses)
Grant Income	-	-	-	34,744
Other income	107,884	1,953	107,884	1,953
Gain (loss) on foreign exchange	(8,198)	22,235	(14,812)	44,416
Total Other Income & (Expenses)	99,686	24,188	93,072	81,113
Net Income	(65,514)	18,125	(319,235)	55,290

Basic and Diluted Earnings (Loss) per share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding	26,129,594	26,129,594	26,129,594	26,129,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common	Shares	Shares to be	Accumulated
	Shares	Par Value	Issued	Deficit	Total
				(as restated)	(as restated)
Balance, April 1, 2015	26,129,594	$26,130	$-	$(244,586)	$(218,456)

Stock Subscriptions	-	-	450,000	-	450,000
Net Loss				(319,235)	(319,235)

Balance, December 31, 2015	26,129,594	$26,130	$450,000	$(563,821)	$(87,691)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	December 31,	December 31,
	2015	2014
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(319,235)	$55,290
Change in other receivable	-	(1,719)
Change in accounts payable	6,973	(44,733)
Change in accrued technology fee	(124,745)
Change in due to officers	53,402	(8,822)
Net cash used in operating activities	(383,605)	16
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related party	34,253
Stock Subscriptions	450,000	-
Net cash provided by financing activities	484,253
Effect of exchange rate changes on cash
Net increase (decrease) in cash	100,648

Cash at beginning of period	209	30
Cash at end of period	$100,857	$46

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

Restatement of Financial Information
Our March 31, 2015 Condensed Consolidated Balance Sheet had been improperly consolidated to take account of the merger which occurred during December 2015.  As a result we amended and restated portions of the following items in our unaudited interim financial information: (i) our Condensed Consolidated Balance Sheets as of March 31, 2015, (ii) our Condensed Consolidated Statement of Operations for the nine-month periods ended December 31, 2015 and 2014, (iii) the “Accumulated Deficit” and “Total” columns in our Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and (iv) our Condensed Consolidated Statements of Cash Flows.

The effects of the restatement are as follows:

Restated Condensed Consolidated Balance Sheets
	As at March 31, 2015
	As Previously	Restatement
	Reported	Adjustments	As Restated
Accounts Payable	18,798	(18,584)	214
Note Payable Related Party	8,804	(8,804)	-
Total Liabilities	246,053	(27,388)	218,665

Accumulated Deficit	(271,974)	27,388	(244,586)
Total Stockholders' Equity (Deficit)	(245,844)	27,388	(218,456)

Restated Condensed Consolidated Statements Of Operations
	Nine Months Ending December 31 2015
	As Previously	Restatement
	Reported	Adjustments	As Restated
General and Administrative	391,407	18,575	409,982
Total Operating Costs and Expenses	393,732	18,575	412,307
Loss From Operations	(393,732)	(18,575)	(412,307)
Net Income	(300,660)	(18,575)	(319,235)

	Nine Months Ending December 31 2014
	As Previously	Restatement
	Reported	Adjustments	As Restated
General and Administrative	31,421	(19,620)	11,801
Total Operating Costs and Expenses	45,443	(19,620)	25,823
Loss From Operations	(45,443)	19,620	(25,823)
Net Income	21,539	33,751	55,290

Restated Consolidated Statement Of Changes In Stockholders’ Equity (Deficit)
	As Previously	Restatement
	Reported	Adjustments	As Restated
Balance, April 1, 2015	(237,031)	18,575	(218,456)
Net Loss	(277,646)	(41,589)	(319,235)

Restated Condensed Consolidated Statements Of Cash Flows
	Nine Months Ending December 31 2015
	As Previously	Restatement
	Reported	Adjustments	As Restated
Net income (loss)	(300,660)	(18,575)	(319,235)
Change in accounts payable	(11,611)	18,584	6,973
Net cash used in operating activities	(383,614)	9	(383,605)
Proceeds from notes payable related party	25,449	8,804	34,253
Net cash provided by financing activities	475,449	8,804	484,253
Effect of exchange rate changes on cash	8,813	(8,813)	-
Net increase (decrease) in cash	100,812	(164)	100,648

	Nine Months Ending December 31 2014
	As Previously	Restatement
	Reported	Adjustments	As Restated
Net income (loss)	35,670	19,620	55,290
Change in accounts payable	(35,580)	(9,153)	(44,733)
Net cash used in operating activities	(11,469)	11,485	16
Proceeds from notes payable related party	5,900	(5,900)	-
Net cash provided by financing activities	5,900	(5,900)	-
Net increase (decrease) in cash	(5,900)	5,900	-
Cash at beginning of period	4,597	(4,567)	30

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of December 31, 2015, the Company has an accumulated deficit of approximately $0.5 million and a working capital deficit of $0.1 million. This and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company incurred consulting fees of approximately $94,000 for the nine months ended December 31, 2015. As of December 31, 2015, Capro, LTD was owed approximately $15,000 and is included in Due to officers.

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

We did not generate any revenue during the nine months ended December 31, 2015 and 2014.   We incurred operating expenses in the amount of $412,307 in the nine months ended December 31, 2015. These operating expenses were primarily comprised of general and administrative expenses of $409,982. Based on the foregoing management believes that substantial doubt about our ability to continue as a going concern.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost of maintaining our reporting status is estimated to be approximately $115,000 over the next 12 months.

Results of Operations for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014.

Our expenses increased to $412,307 for the nine months ended December 31, 2015 from $25,823 in the nine months ended December 31, 2014.  This increase was primarily the result of an increase in the nine months ended December 31, 2015 of general and administrative fees in the same period to $409,982 from $11,801.

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

Our expenses increased to $165,200 for the three months ended December 31, 2015 from $6,063 in the three months ended December 31, 2014.  This increase was primarily the result of consulting, legal and accounting fees incurred to complete the merger that took place in December 2015.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At December 31, 2015, we had $100,857 in current assets, consisting entirely of cash on hand. Our total current liabilities as of December 31, 2015, were $188,548. Thus, we had negative working capital of $87,691 as of December 31, 2015.

Cash Flows from Financing Activities. During the nine months ended December 31, 2015, financing activities provided $0.5 million in proceeds for the future issuance of common stock, compared to $0 during the same period last year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation and the need to restate our unaudited interim financial information presented herein, management concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2015, due to the following:

1.	Lack of Segregation of Duties: Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

2.
There is currently a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the U.S. (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission;

3.
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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification Of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification Of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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
March 22, 2016

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
March 22, 2016