Form 10-K
period 2016-03-31
Cantabio Pharmaceuticals Inc.
filed 2016-07-14
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File Number: 000-54905

 CANTABIO PHARMACEUTICALS INC.
(Exact name of registrant specified in its charter)

Delaware	99-0373067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 Oakmead Pkwy
Sunnyvale, California
 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 844-200-2826

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.
The number of shares outstanding of the issuer's class of common equity, as of July 12, 2016 was 26,805,270.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise additional capital to finance our activities; our ability to conduct clinical trials and Phase I, Phase II and Phase III studies; the results of any such trials and studies; the effectiveness, profitability and marketability of our products, if any are ever produced; legal and regulatory risks associated with the share exchange; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Cantabio” and the “Company” mean Cantabio Pharmaceuticals Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

EXCHANGE RATE INFORMATION

For your convenience, this annual report contains translations of British pound amounts to U.S. dollars, Euro to U.S. Dollars and Hungarian Forint to U.S. Dollars. We have made all translations at the historical rates quoted on XE.com for March 31, 2016 of £1.00 = $1.4370, €1.00 = $1.1357, $1.00 = HUF276.672 unless we indicate to you that we have used a different exchange rate. These translations are not representations that the foreign currency amounts actually represent those U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a preclinical stage biotechnology company focusing on commercializing novel therapies and the intellectual property generated from our research and development activities for Parkinson’s disease (PD) and Alzheimer’s disease (AD) and any other related diseases.  Our strategy involves integration of therapeutic focus, target family biophysics, drug discovery technology and expertise into an innovative drug discovery approach, which synergizes to identify and develop small molecule pharmacological chaperones for clinical trials. In addition, our research efforts concentrate on the development of therapeutic proteins that can pass through the blood-brain barrier and supplement in vivo levels of proteins which display loss of function during disease conditions. Our therapeutic programs consist of (i) pharmacological chaperone small molecule therapy candidates CB101 and CB102 and our protein therapy candidate CB201 for Parkinson’s disease and (ii) small molecule pharmacological chaperone therapy candidate CB301 for Alzheimer’s disease.

Our Drug Discovery Approach

Our mission is to commercialize innovative drug candidates with novel mechanisms of action as well as intellectual property generated from our research activities for neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease.  Our research efforts focus on the discovery and development of therapeutic small molecule pharmacological chaperones targeting proteins that misfold and aggregate in vivo.

Our strategy involves integration of therapeutic focus, target family biophysics, drug discovery technology and expertise into our innovative drug discovery approach, which brings together these elements to identify and develop small molecule pharmacological chaperones and protein based therapies for clinical trials for neurodegenerative and other diseases.

A pharmacological chaperone is a small molecule that can enter cells and bind to either a folded or misfolded structure of a protein to stabilize it or route it to the native folded functional form.

Our therapeutic targets consist of proteins that misfold, aggregate and lose their function or/and gain a toxic function in vivo.  Our small molecule pharmacological chaperones are designed to stabilize the native functional form of specific protein targets, thereby reducing their misfolding and aggregation and enabling the target protein’s function or preventing and/or eliminating the toxic function caused by these changes.

The use of pharmacological chaperones is a unique therapeutic approach that can directly target specific proteins to improve native function and protect from toxic function and thereby treat disease. We are applying a proprietary process to discover novel small molecule pharmacological chaperone drug candidates by applying biophysics based screening technologies in combination with cell-based models of the targeted diseases, which provide validation of the therapeutic effect of the identified pharmacological chaperones. In many cases, we can apply structure-based drug design for hit to lead and lead optimization.

In addition, we are pursuing the application of protein delivery technologies that enable the delivery of proteins into patients’ brain, supplementing low functional levels of these proteins in disease conditions.  Our therapeutic targets in this project are proteins, which display loss of function in disease-affected cells.  Our technologies involve the development and application of novel protein constructs, fusing specific proteins with unique cell permeable polypeptides, with the capability to pass through the blood-brain barrier and enter the central nervous system.

Research and Development Pipeline

Our research and development pipeline currently includes two lead therapeutic small molecule programs, CB101 and CB102, and one protein therapeutic program CB201 that we are developing for the potential treatment of Parkinson’s disease.  In addition, we are developing one therapeutic small molecule program, CB301, for the treatment of Parkinson’s Disease.

The following table summarizes the status and projected milestones of our research and development programs:

Therapeutic product candidate	Description of product candidate	Targeted indication	Preclinical	PI	PII	PIII	Upcoming Milestones	Commercial rights
CB101	DJ-1 targeting small molecule pharmacological chaperone	Parkinson’s Disease	x				Selection of clinical candidate in 2017 Expect to file IND in 2018	Cantabio
CB102	DJ-1 targeting small molecule pharmacological chaperone	Parkinson’s Disease	x				Selection of clinical candidate in 2017 Expect to file IND in 2018	Cantabio
CB201	CNS penetrant engineered DJ-1 protein	Parkinson’s Disease	x				Expect to file IND in 2018	Cantabio
CB301	A targeting small molecule pharmacological chaperone	Alzheimer’s Disease	x				Currently in proof of concept studies	Cantabio

Our Lead Programs

CB101 and CB102 for Parkinson’s Disease

Parkinson’s Disease is a progressive, chronic, degenerative neurological disorder that attacks the neurons in the brain, resulting ultimately in death. Motor symptoms of PD are resting tremor, slowness of movement, postural instability, rigidity and cognitive impairment, ranging from mild memory difficulties to dementia, and mood disorders, such as depression and anxiety.  At least 1 million people in the United States and more than 7 million worldwide have PD.  Currently only symptomatic treatments are available for PD, which provide only temporarily treatment.

Our CB101 and CB102 programs focus on targeting DJ-1, a protein considered to be one of the primary therapeutic targets for PD.  DJ-1 is genetically linked to familial and sporadic PD and potentially to sporadic AD and other neurodegenerative diseases.  During high oxidative stress condition, which is linked to the onset of neurodegenerative diseases, DJ-1 protein is activated and initiates cellular mechanisms for the reduction oxidative stress and protein misfolding.  During aging and in disease, the DJ-1 protein can be specifically oxidized leading to its misfolding, inactivation, and ultimately to its loss of function. The therapeutic targeting of DJ-1 could yield added mechanistic benefits: protection from oxidative stress and protein misfolding such as the aggregation of alpha-synuclein, a protein whose aggregation is a pathological hallmark of PD.

Using our pharmaceutical chaperone drug discovery strategy, we identified novel small molecule scaffolds that potently bind to the DJ-1 protein and selected ones that were shown to rescue a variety of cells and primary neurons from oxidative stress.  CB101 and CB102 are small molecule pharmacological chaperone therapeutic candidates that target the DJ-1 protein. CB101 and CB102 have demonstrated survival benefits from oxidative stress toxicity in an in vivo model.  CB101 and CB102 are in development as a potential disease modifying therapeutic for PD.

CB201 for Parkinson’s Disease

Our CB201 program focuses on supplementing low levels of active DJ-1 in the brain during disease condition such as PD.  Delivering DJ-1 into the brain has been possible by fusing native DJ-1 with a small cell penetrating peptide. Such DJ-1 protein system was shown to protect in vivo models of oxidative stress in rodents. We are applying such protein delivery technology, which enables the delivery of the DJ-1 protein into patients’ brain to enhance DJ-1 activity to reduce oxidative stress and protein misfolding that are linked to the onset and progression of PD.  CB201 is a novel protein therapeutic candidate which consists of DJ-1 fused with a cell penetrating peptide.

CB301 for Alzheimer’s Disease

Alzheimer’s Disease (AD) is progressive, chronic, degenerative neurological disorders that attack the neurons in the brain resulting ultimately in death. AD results in loss of memory, thinking and language skills, and behavioral changes.  AD is among the 6th leading causes of death in the United States, and approximately 5.4 and 36 million people have AD in the United States and world-wide, respectively.  Currently there are only short-term temporary symptomatic treatments available for AD.

Our CB301 program focuses on targeting the Aβ peptide for AD. The aggregation of the Aβ peptide has been linked to the on-set and progression of AD.  CB301 is a small molecule pharmacological chaperone of the Aβ peptide. Cantabio has developed novel compounds that are believed to exert their functional effect by binding to monomeric species of the Aβ peptide thereby reducing their oligomer and amyloid formation in disease conditions.  The use of small molecules to reduce and inhibit this aggregation process has high potential as a therapeutic approach through the prevention of the formation of toxic oligomers.  Cantabio’s scientific team are progressing these into cellular and animal model studies related to AD and towards clinical trials.

Our Additional Discovery Programs Targeting AD

Our therapeutic research efforts also focus on other discovery stage small molecule pharmacological chaperon programs for AD and PD. We are also pursuing additional protein therapeutic candidates for AD and PD using protein delivery technology. We expect that any of these programs could advance to preclinical development in the future.

Our Strategy

Our aim is to be the leading biotechnology company focused on commercializing innovative pharmacological chaperone drug candidates and blood-brain penetrant proteins with novel mechanism of action, generated from our research and development activities for neurodegenerative diseases such as Alzheimer’s and Parkinson’s disease.

•
Continue to discover pharmacological chaperones targeting novel targets involved in protein misfolding diseases.
We will continue to leverage our core scientific expertise and proprietary technology to develop innovative pharmacological chaperone drug candidates for the potential treatment of a range of diseases.

•
Continue to engineer blood-brain penetrant proteins to supplement low levels of an active protein involved in protein misfolding diseases.
We will continue to leverage our core scientific expertise and proprietary technology to develop engineered blood-brain penetrant proteins for the potential treatment of a range of diseases.

•
Translation of our research discoveries into clinical development.
Once we establish in vivo proof of concept for our pharmacological chaperone and/or engineered blood-brain penetrant proteins drug candidates, we use animal models to identify potential clinical candidates to rapidly advance to manufacturing and preclinical testing.

•
Strategically collaborate or in- and out-license select programs.
We intend to seek to collaborate or in- and out-license certain potentially therapeutic candidate products to biotechnology or pharmaceutical companies for preclinical and clinical development and commercialization.

•
Highly leverage external talent and resources.
We plan to maintain strong talent internally having expertise in our core areas of focus and as needed to execute efficiently on our R&D and business objectives. We operate by conducting in house R&D on critical elements in our drug discovery pipeline, while forming strategic alliances around novel technologies and outsourcing generic research activities to established contract research organizations. We plan to continue to rely on the extensive experience of our management team to execute on our objectives.

•
Collaborate with scientific and clinical experts in disease areas of interest.
We collaborate with highly regarded scientists having expertise in our disease areas of interest to test and characterize our pharmacological chaperone and engineered protein therapeutic candidates. We also collaborate with leading clinical experts in our disease areas of interest for feedback and guidance on our programs. In addition, we engage a number of consultants having specific functional and/or disease area expertise to execute our preclinical and clinical development programs.

•
Evaluate commercialization strategies on a product-by-product basis in order to maximize the value of our product candidates or future potential products.
As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

Patents and Intellectual Property Rights

Although we do not currently hold any patents or license patented technology, we intend to protect our proprietary therapeutic product candidate assets and associated technologies that are important to our business by seeking and maintaining domestic and international patents. These may cover our products and compositions, their methods of use and processes for their manufacture and any other inventions that may be commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business. Our competitive position depends on our ability to obtain patents on our technologies and our potential products, to defend our patents, to protect our trade secrets and to operate without infringing valid and enforceable patents or trade secrets of others. We seek licenses from others as appropriate to enhance or maintain our competitive position.

In connection with our programs CB101 and CB102, small molecule pharmacological chaperon therapeutic candidate that targets DJ-1 protein we hold a worldwide, perpetual, non-exclusive, license, with the right to sublicense, all of the intellectual property related to the composition of matter of CB101 and CB102 and plan to file U.S. and international patent applications as soon as 2016.  We have described the terms of this agreement in the Section entitled “Material Agreements”.

In connection with our program CB201, a protein therapeutic candidate derived from DJ-1 fused with a cell penetrating peptide, we hold all intellectual property and plan to file U.S. and international patent application in 2016.

In connection with our program CB301, small molecule pharmacological chaperone therapeutic candidate that targets the Aβ peptide, we hold a worldwide, perpetual, non-exclusive, license, with the right to sublicense, all of the intellectual property related to the composition of matter of CB301 and plan to file U.S. and international patent applications as soon as 2016.  We have described the terms of this agreement in the Section entitled “Material Agreements”.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.  We will continue to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Employees

As of July 11, 2016, we had 7 employees, all of whom are employed through personal consultancy contracts. These staff are contracted to perform certain functions in the laboratory, and the actual hours they work is governed by their proficiency in carrying out these tasks.

The three members of our management are also consultants.  Their consultancy agreements are described in the Section entitled “Material Agreements”.

Description of Property

We lease our principal laboratories and offices in Budapest, Hungary on a month-to-month basis for approximately $2,630 from the Hungarian Academy of Sciences, Research Centre for Natural Sciences (MTA MTTK). Our rent allows us to use certain MTA MTTK laboratory facilities in the same building for an additional fee.

We lease executive office space in Sunnyvale, CA for approximately $1,200 a month, with a termination notice period of one month.

In addition, we lease additional office space in Cambridge, UK with a 30 day notice period for termination. We do not consider this space to be material, and although no employees are based there, we use the premises for meetings from time to time.

Material Agreements

In addition to other agreements described elsewhere in this current report, we have entered into several agreements that we deem material to our operations and/or our financial situation.  We set out below a summary of the terms of those agreements, but encourage you to review each of those agreements in their entirety as attached as exhibits to this current report.

Agreements with NovAliX Deutschland GmbH

On November 12, 2015, Gardedam entered into an agreement with NovAliX Deutschland GmbH that replaced in its entirety a prior agreement, dated December 23, 2009, between Gardedam and NovAlix’s predecessor.  Under the Agreement, NovAliX granted us a worldwide, perpetual, non-exclusive license, including the right to sublicense, under (i) any and all patent rights owned or controlled by NovAliX that claim or cover any chemical compound and (ii) any and all technology generated by NovAliX in the performance of the Agreement and related to selected series of compounds (the “Hit Series Compounds”) from the NovAliX chemical microarrays showing binding and Structure Activity Relation trends to the DJ-1 protein to use:

•	the Hit Series Compounds;

•	any Hit Series Compounds to be synthesized by NovAliX;

•	any other compounds synthesized by NovAliX for Gardedam;

•	any other compounds delivered by NovAliX to Gardedam; and

•	any information disclosed in a report by NovAliX’s predecessor regarding the screen of the DJ-1 protein.

In exchange for the license, we agreed to pay a total of approximately $120,000, of which $32,000 was paid on December 12, 2015, another $40,000 was due by May 12, 2016 (and was paid on June 2, 2016) and another $48,000 is due by November 12, 2016.  In the event that we fail to make a payment within 30 days after its due date, all remaining unpaid amounts under the Agreement will double. In the event that we fail to make a payment within 30 days after its due date, the licenses granted under the Agreement will revert to NovAliX.

On March 23, 2016, we entered into a collaboration agreement with NovAliX Deutschland GmbH, in which NovAliX granted us a worldwide, perpetual, non-exclusive license, including the right to sublicense, under (i) any and all patent rights owned or controlled by NovAliX that claim or cover any chemical compound and (ii) any and all technology generated by NovAliX in the performance of the Agreement and related to selected series of compounds (the “Hit Series Compounds”) from the NovAliX chemical microarrays showing binding and Structure Activity Relation trends to the Aβ peptide. The terms of the agreement required an initial payment of approximately $80,000, payable at some point within four years, which would accrue interest at 20% per annum from the date of signing until the balance is paid.  A further payment of approximately $80,000 is payable upon commercialization of the technology.

Trade Secret License Agreement

On April 1, 2016, we entered into a trade secret license agreement with Purdue Research Foundation (“PRF”).  Pursuant to this agreement, we received licenses to use certain information generated at Purdue University related to the DJ-1 compounds. These licenses include a worldwide, exclusive license to use that information to manufacture, use and sell products to diagnose, prevent and treat diseases and a worldwide, non-exclusive license under PRF’s rights in any invention for research and development of DJ-1 compounds. In exchange for the above, we are to pay a license fee of $50,000, payable in annual and equal instalments. The agreement has a term of five years.

Investment Agreement

On October 21, 2015, we entered into an Investment Agreement with several investors pursuant to which we would issue shares of our common stock at the higher of $2.00 per share or the market price at closing on the day of payment in exchange for $1,500,000 to be payable in several tranches as set out below:

•	$150,000, in the form of a cash advance that had been received prior to the date of the agreement;

•	$350,000 upon the filing of a current report with the SEC reporting the completion of a name change a forward stock split (the “Corporate Actions”;

•	$500,000 within six months of the completion of the Corporate Actions; and

•	$500,000 within twelve months of the completion of the Corporate Actions.

Upon completion of the payments due under the agreements, the investors will have a twelve-month option to invest up to an additional $1,000,000 into the Company on the same terms. Even though the second tranche was due on March 30, 2016 and has not been made, we have not yet opted to terminate this Agreement.

Consulting Agreement with Gergely Toth

On April 1, 2015, we entered a consulting agreement with Toth and Associates, LTD for Dr. Toth to act as our CEO.  In exchange for his services, we agreed to pay Dr. Toth (i) a monthly salary of £8,000 (approximately $12,000), (ii) an amount equal to 1.5% of any capital raised by us, (iii) $50,000 upon an increase in our performance as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization of $30,000,000 (which occurred on February 12, 2016) and (iv) on the issuance of new stock for the purposes of a capital raise of an amount over $5,000,000, common stock equal to 1% of our post-investment issued share capital.

Consulting Agreement with Thomas Roger Sawyer

On April 1, 2015, we entered a consulting agreement with Capro, LTD for Dr. Sawyer to act as our COO.  In exchange for his services, we agreed to pay Dr. Sawyer (i) a monthly salary of £6,667 (approximately $10,000), (ii) an amount equal to 1.5% of any capital raised by us, (iii) $50,000 upon an increase in our performance as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization of $30,000,000 (which occurred on February 12, 2016) and (iv) on the issuance of new stock for the purposes of a capital raise of an amount over $5,000,000, common stock equal to 1% of our post-investment issued share capital.

Consulting Agreement with Simon Peace

On April 1, 2015, we entered a consulting agreement with Eden Professionals LTD for Mr. Peace to act as our CFO.  In exchange for his services, we agreed to pay Mr. Peace (i) a monthly salary of £4,167 (approximately $6,000), (ii) an amount equal to 1.5% of any capital raised by us, (iii) $50,000 upon an increase in our performance as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization of $30,000,000 (which occurred on February 12, 2016) and (iv) on the issuance of new stock for the purposes of a capital raise of an amount over $5,000,000, common stock equal to 1% of our post-investment issued share capital.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On March 31, 2016 we entered into a renewable one-year lease for approximately 750 square feet of space, comprising wet lab, protein lab and office space, in Budapest, Hungary from the MTA MTTK for use as our principal offices and laboratory.  The lease is on a month-to-month basis, and we pay MTA MTTK for approximately $2,630 a month for the space and services.  We also have the use of laboratory facilities at the MTA TTK facility in Budapest, Hungary for an additional fee.

On February 3, 2016 we entered into a lease on an office property in Sunnyvale, CA.  The monthly lease payments total approximately $1,200, with a termination notice period of one month.

In addition, we lease additional office space in Cambridge, UK with a 30 day notice period for termination. We do not consider this space to be material, and no employees are based there.

ITEM 3. LEGAL PROCEEDINGS

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any third party including and governmental authority.

None of our directors or executive officers has been involved in any of the following events during the past ten years:

·	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the Over the Counter QB (“OTCQB”) under the symbol “CTBO”. The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions. Those fiscal quarters during which there were no sales of our common stock have been labeled as “n/a”.

Quarter Ended	High Bid		Low Bid

Fiscal Year 2016
March 31, 2016		$2.00		$2.00
December 31, 2015	$	n/a	$	n/a
September 30, 2015	$	n/a	$	n/a
June 30, 2015	$	n/a	$	n/a

Fiscal Year 2015
March 31, 2015	$	n/a	$	n/a
December 31, 2014	$	n/a	$	n/a
September 30, 2014	$	n/a	$	n/a
June 30, 2014	$	n/a	$	n/a

The last reported sales price for our shares on the OTCQB as of July 11, 2016, was $2.65 per share. As of July 11, 2016, we had 20 shareholders of record.

Holders

As of July 11, 2016, we had 26,805,270 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is Island Stock Transfer Co.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

Since our most recent quarterly report for the period ended December 31, 2015, we have reported in periodic reports all sales of unregistered securities excluding 675,676 shares that we issued on February 26, 2016 to an investor that had contributed $100,000 to us in August of 2015 pursuant to an agreement entered into at that time.  We made these issuances in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report.

As of March 31, 2016, we had $52,110 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy its future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which could be highly difficult for us to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing, we would be required to cease as a business. As a result, investors in our common stock would lose all of their investment.

We did not generate any revenue during the twelve months ended March 31, 2016 and 2015.   We incurred operating expenses in the amount of $751,328 in the twelve months ended March 31, 2016. These operating expenses were primarily comprised of general and administrative expenses of $691,778 and research and development expenses of $149,159, partially offset by an accounting gain of $107,884 following renegotiation of a key contract and exchange losses of $18,275. Based on the foregoing, management believes that there is substantial doubt about our ability to continue as a going concern.

As of the date of this report, the current funds available to us will not be sufficient to continue operations.
Results of Operations for the twelve months ended March 31, 2016, as compared to the twelve months ended March 31, 2015.

Our expenses increased to $840,937 for the twelve months ended March 31, 2016 from $29,681 in the twelve months ended March 31, 2015.  This increase was primarily due to the hiring of a professional management team, costs related to the reverse merger completed in December 2015, and commencement of R&D activities.  Management's consulting fees rose to $353,692 in the year to March 31, 2016 from $11,400 in the prior year, and performance bonuses for management of $150,000 were accrued as a result of an increase in our market capitalization.  Legal, professional and accountancy fees increased to $97,888 in the year to March 31, 2016 from $998 in the year to March 31, 2015.  Following the reverse merger, we hired R&D staff and accelerated activities in this area, resulting in an increase in R&D expenses to $149,159 from $14,022 in the prior year.

We generated Other Income in the twelve months ended March 31, 2016 of $89,609, which was mostly comprised of $107,884 due to reduction of a liability following renegotiation with NovAliX Deutschland GmbH, the remainder being losses on foreign exchange.  Other Income for the twelve months ended March 31, 2015 was $107,984, of which $34,744 was from grant income and the remainder mostly foreign exchange gains.

Liquidity and Capital Resources

At March 31, 2016, we had $52,110 in current assets, consisting entirely of cash on hand. Our total current liabilities as of March 31, 2016 were $421,894. Thus, we had negative working capital of $369,784 as of March 31, 2016.

Cash Flows from Financing Activities
During the twelve months ended March 31, 2016, financing activities used $0.6 million in proceeds for the future issuance of common stock, of which $100,000 of stock was issued prior to March 31, 2016, compared to $0 during the same period last year.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we depend on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis. Our plans and efforts to achieve the above steps might not be successful.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this report, the current funds available to us will not be sufficient to continue operations. Management believes that if we cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards us.  As such, any investment previously made would be lost in its entirety.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-10) form part of the report on the Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended March 31, 2016, due to the following:

1.	Lack of Segregation of Duties: Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

2.	Lack of Functioning Audit Committee: We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. We do not have an independent director.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2016, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties. Such a lack of segregation of duties is typical in a company with limited resources.

2.	We do not have a formal audit committee: our board of directors currently acts as our Audit Committee. We do not have an independent director.

3.	The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

Our management believes the lack of a functioning Audit Committee has not had a material effect on our financial results.  Our present management will continue to address our need for additional financial personnel and other independent members for our Board of Directors and identify an “expert” for the Audit Committee to advise other members with regard to accounting and reporting procedures.

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. When funds become are available, we will be able to appoint a qualified independent director. Appointing a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended March 31, 2016, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Our management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors as of October 31, 2015.

Name	Age	Positions	Term
Gergely Toth		President, Chief Executive Officer, Director	May 22, 2015 - Present
Simon Peace		Chief Financial Officer, Director	June 29, 2015 - Present
Thomas Roger Sawyer		Chief Operations Officer, Director	May 22, 2015 - Present

Each of our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Dr. Gergely Toth,President, Chief Executive Officer, Director

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

Dr. Tóth founded Gardedam in 2009. Dr. Tóth is also affiliated with the University of Cambridge in the UK, (Department of Clinical Neurosciences, Wolfson Brain Imaging Centre) since 2009, where he has been an Investigator in the NIHR Biomedical Research Unit on Dementia and of the Neurodegenerative Disease Initiative on AD funded by the Wellcome Trust and Medical Research Council. In addition, Dr. Tóth heads the Neurodegenerative Disease Drug Discovery research group since 2014 at the Academy of Sciences of Hungary in Budapest. Dr. Tóth’s research interests are the biophysical/structural biology aspects and therapeutic targeting of proteins that misfold and lose their native functions and/or gain toxic functions implicated in neurodegenerative diseases. Dr. Tóth is also a visiting lecturer in the Business of Biotechnology at the School of Pharmacy at the University College London.

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

Dr. Thomas Roger Sawyer,Chief Operations Officer, Director

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

Under his leadership, the company successfully raised capital in excess of USD $4 million and carried out extensive exploration activities in a large area in a remote region of the country, with up to 100 employees and wide-reaching operations capabilities. Dr. Sawyer has extensive experience starting and structuring companies, raising capital, IPOs, mergers, setting up joint ventures and corporate strategy. His background in research science allows him to incorporate the technical aspects of the development of projects with his experience in management and corporate finance, allowing this to be built into the overall business strategy and direction, and he has been a speaker at international conferences. Dr. Sawyer has board experience in a number of industries; for Weather2 and Advanced Weather Applications in the area of information technology and business intelligence; Capro Ltd, an investment advisory and consultancy company specializing in consultancy and direct investment in growing businesses, and, in the extractive industry as Director of each of the East African Gold group companies. He brings to the Company his abilities in strategic planning, operations management, analytical modeling and the ability to raise capital to fund growth.

Dr. Sawyer is currently a director of Silverton Energy, Inc. Other than this company, he is not a director of any company that is required to file reports under the Securities Exchange Act of 1934.

Simon Peace, Chief Financial Officer, Director

Mr. Peace began his career in as an engineer at a small firm in Bradford, UK, before shifting his career focus to accountancy and entering a training post at SmithKline Beecham.  He achieved not only an excellent grounding in finance, but also a good understanding of pharmaceutical pricing, marketing, transfer pricing and regulation regimes in the UK. Upon completion of his training Mr. Peace moved to a pricing role at Cable & Wireless, building global B2B telecoms contracts.

In 2001 Mr. Peace became Financial Controller and Company Secretary at Environmental Business Products Ltd, a high growth green-tech business in London.  The company doubled in size each year of his two-year period of office, from aproximately $9 million to $35 million.  Growth at that pace created a number of financial and business challenges, all of which were successfully tackled.

Pursuing a career in Mergers and Acquisitions, in 2003 Mr. Peace joined GE Capital where he managed activities relating to credit risk and then, in 2006, moved to GE Healthcare’s Business Development team, where he spent seven years leading finance teams in acquisitions, dispositions and setting up international joint ventures, in Europe, USA, Russia and the Middle East.

Mr. Peace’s experience in the field of M&A is extensive, having worked on over 60 deals with purchase prices ranging from tens to hundreds of millions of dollars.  He was typically present in a deal from the first approach to the target, though initial modeling, due diligence, investment approval, contract negotiation, deal close and post-merger integration and monitoring.

In 2014, Mr. Peace left GE Healthcare to set up his own company, Eden Professional Ltd, a finance and M&A consultancy working for small technology companies typically in London, Oxford and Cambridge.

Mr. Peace is a member of the Finance and Tax Advisory Committee of the UK BioIndustry Association.

Mr. Peace is qualified to the Chartered Institute of Management Accountants and holds a BSc in Natural Sciences from the University of Durham, majoring in chemistry and engineering, an MSc in Manufacturing Management from the University of Bradford and an Executive MBA from the University of Cambridge Judge Business School.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3, 4 and 5, we do not believe that during our most recent fiscal year, all directors, officers or beneficial owners of more than ten percent of our common stock timely filed those reports required by section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for 2015, which consist of our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, are:

•	Dr. Gergely Toth, our President and Chief Executive Officer;

•	Simon Peace, our Chief Financial Officer; and

•	Dr. Thomas Roger Sawyer, our Chief Operations Officer.

The following information sets out below outlines the compensation paid to our named executive officers for the fiscal years ended March 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Gergely Toth President and Chief Executive Officer	2016 2015	151,000 11,000	50,000 0	0 0	0 0	201,000 11,000
Simon Peace Chief Financial Officer	2016 2015	81,000 0	50,000 0	0 0	0 0	130,000 0

Thomas Roger Sawyer Chief Operations Officer	2016 2015	122,000 0	50,000 0	0 0	0 0	172,000 0

We have included a description of the consulting agreements with members of our management under the Section entitled “Material Agreements”.

Director Compensation

We currently do not pay any cash compensation to members of our board of directors for their services as our directors although we have paid compensation, as set out above, to our directors for their services as our executive officers.  We reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors.   We may determine to grant to each new director, at the time of such director's appointment, an option to purchase our common shares.

Indemnification of Directors and Officers

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission, or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.

Further, we may enter into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended and restated bylaws, and indemnification agreements with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees, or other agents or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We intend to obtain insurance policies under which, subject to the limitations of the policies, coverage will be provided to our directors and executive officers against losses arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information concerning the ownership as of July 11, 2016 of our common stock by our directors, our officers and each sole person who, to our knowledge, beneficially owns more than five (5%) percent of the outstanding shares of our common stock. The beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Beneficial Ownership	% of class (1)
Dr. Gergely Toth 2225 East Bayshore Road Palo Alto, CA 94303	10,079,147	37.6%
Simon Peace 2225 East Bayshore Road Palo Alto, CA 94303	1,037,703	3.9%
Dr. Thomas Roger Sawyer 2225 East Bayshore Road Palo Alto, CA 94303	1,037,703	3.9%
Directors as Group	12,154,553	45.3%
(1)
Based on 26,805,270 shares of common stock issued and outstanding on July 11, 2016 and, for each shareholder listed, any shares that may be acquired by such holder within the next 60 days pursuant to any options, warrants, convertible notes or other convertible securities held by such shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

In addition to the Consultancy Agreements with our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer, we have entered into other related party transactions.  These transactions were in the form of Loan Agreements that we entered into with Capro LTD., an entity that is wholly owned by our Chief Operating Officer.  These interest-free loans were made from the Company to Capro on June 26, 2015, July 21, 2015, July 22, 2015 and September 8, 2015 in the principal amounts, respectively, of $2,800, $7,500, $6,500 and $20,000.  Capro LTD also made loans to the shell company (formerly known as Lion Consulting Group, Inc.).  These interest-free loans were made from Capro to the shell company on June 26, 2015, July 21, 2015, July 22, 2015 and September 8, 2015 in the principal amounts, respectively, of $2,800, $7,500, $6,500 and $20,000.  At the time of the reverse merger, these loans were cancelled out, and as a result are no longer outstanding.  The proceeds from the loans were utilized in connection with the reverse merger and were primarily associated with legal fees.

Our Chief Executive Officer and Eden Professional LTD, an entity that is wholly owned by our Chief Financial Officer, made loans to the company of approximately $17,000 each.  These loans were made on December 8, 2015 and December 10, 2015, respectively, and were interest free and repayable on demand.  As of March 31, 2016 the balance of the loans was approximately $17,000 owed to Eden Professional LTD.

We have no other related party transactions.

Board Committees

We currently have not established any committees of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, other than as described above, no security holders have made any such recommendations.  Nor do we have an audit committee or a compensation committee.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures.  The Board of Directors has at this time not determined whether any director is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

Code of Ethics

As we are a young company focusing our efforts on our operations, we have not yet adopted a written code of ethics.  As our business grows, we intend to adopt a formal code of ethics.

Family Relationships

There are no family relationships among our Directors or executive officers.

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended March 31, 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2016	2015
Audit fees	$52,000	$15,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$52,000	$15,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description

10.1	Loan Agreement, dated December 8, 2015, between Gardedam Therapeutics, Inc. and Gergely Toth
10.2	Loan Agreement, dated December 8, 2015, between Gardedam Therapeutics, Inc. and Eden Professionals Ltd.
10.3	Trade Secret License Agreement, dated April 1, 2016, between Purdue Research Foundation and the Company
10.4	Collaboration Agreement, dated March 23, 2016, between the Company and NovAliX Deutschland GmbH
10.5	Investment Agreement, dated October 31, 2015, between the Company and Summit Pharmatech Ltd.
10.6	Form of Loan Agreement between Gardedam Therapeutics and Capro Ltd.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantabio Pharmaceuticals Inc.

Date: July 14, 2016	By:	/s/ Gergely Toth
	Name:	Gergely Toth
	Title:	President, Chief Executive Officer
Date: July 14, 2016	By:	/s/ Simon Peace
	Name:	Simon Peace
	Title:	Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gergely Toth	President, Chief Executive Officer and Director	July 14, 2016
Gergely Toth
/s/ Simon Peace	Chief Financial Officer and Director	July 14, 2016
Simon Peace
/s/ Thomas Roger Sawyer	Director	July 14, 2016
Thomas Roger Sawyer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Cantabio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Cantabio Pharmaceuticals, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantabio Pharmaceuticals, Inc., as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations and has negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp
New York, NY
July 14, 2016

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015

ASSETS
Current Assets
Cash	$52,110	$209
Total Current Assets	52,110	209

TOTAL ASSETS	$52,110	$209

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	225,498	214
Accrued Technology Access Fee	173,414	214,745
Due to officers	6,420	3,706
Note Payable Related Party	16,562	-
Total Current Liabilities	421,894	218,665
TOTAL LIABILITIES	$421,894	$218,665
Commitments
Stockholders' equity (deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized 26,805,270 and 14,824,324 shares issued and outstanding as of March 31, 2016 and March 31, 2015)	26,805	14,824
Stock Subscriptions	500,000	-
Additional paid in capital	99,324	-
Accumulated deficit	(995,913)	(233,280)

Total Stockholders' Equity (Deficit)	(369,784)	(218,456)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$52,110	$209

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ending
	March 31, 2016	March 31, 2015
Revenues
Gross Sales	$-	$-
Net Sales	-	-

Operating Costs and Expenses
Research and Development	149,159	14,022
General & administrative	691,778	15,659
Total Operating Costs and Expenses	840,937	29,681
Loss From Operations	(840,937)	(29,681)

Other Income & (Expenses)
Grant Income	-	34,744
Other income		1,953
Gain on extinguishment of obligation	107,884
Gain (loss) on foreign exchange	(18,275)	71,288
Total Other Income & (Expenses)	89,609	107,985
Net Income	(751,328)	78,304

Basic and Diluted Earnings (Loss) per share	$(0.04)	$0.01

Weighted average number of common shares outstanding	18,216,544	14,824,324

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common	Stock	Additional	Accumulated
	Shares	Stock	Subscriptions	PIC	Deficit	Total

Balance, March 31, 2014	14,824,324	$14,824	$-	$-	$(311,583)	$(296,759)
Net Loss					78,303	78,303
Balance, March 31, 2015	14,824,324	$14,824	$-	$-	$(233,280)	$(218,456)
Cancellation of shares	(444,730)	(445)			445	-
Shares issued to acquire shell company	11,750,000	11,750			(11,750)	-
Share Subscriptions			600,000			600,000
Shares Issued	675,676	676	(100,000)	99,324		-
Net Loss					(751,328)	(751,328)
Balance, March 31, 2016	26,805,270	26,805	$500,000	$99,324	$(995,913)	$(369,784)

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(751,328)	$78,303
Adjustment to reconcile net loss to net cash from operating activities:
Gain on extinguishment of obligation	(107,884)
Changes in operating assets and liabilities:
Accounts payable and accruals	225,285	(72,001)
Accrued technology fee	66,553	-
Due to officers	2,714	(6,121)
Net cash (used in) and provided by operating activities	(564,660)	179
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related party	33,755	-
Repayment of notes payable related party	(17,194)	-
Share subscriptions	600,000	-
Net cash provided by financing activities	616,561	-
Net increase in cash	51,901	179

Cash at beginning of period	209	30
Cash at end of period	$52,110	$209

Schedule of non-cash investing activities
Issuance of common stock in satisfaction of share subscription agreement	$100,000	$

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Cantabio Pharmaceuticals Inc. (the “Company” or “Cantabio”) is a preclinical stage biotechnology company focusing on commercializing novel therapies and the intellectual property generated from research and development activities for Parkinson’s disease (PD) and Alzheimer’s disease (AD).  The Company’s strategy involves integration of therapeutic focus, the targeting of family biophysics, drug discovery technology and expertise into an innovative drug discovery approach, which synergizes to identify and develop small molecule pharmacological chaperones for clinical trials. In addition, the Company’s research efforts concentrate on the development of therapeutic proteins that can pass through the blood-brain barrier and supplement in vivo levels of proteins with display loss of function during disease conditions.

Merger Agreement
On December 17, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gardedam Therapeutics, Inc. (“Gardedam”) and Cantabio Acquisition Inc., the wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Gardedam would become its wholly-owned subsidiary. The Merger Agreement provided that, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Gardedam (the “Merger”), with Gardedam continuing as the surviving corporation and as the wholly-owned subsidiary of the Company. The Merger was completed on the date of the Merger Agreement.

Prior to the Merger Agreement date, the CEO of Gardedam returned 30,000 shares of Gardedam stock to treasury and these were cancelled, equivalent to approximately 445,000 shares of Company stock.

On the date of the Merger Agreement, each Gardedam share was exchanged for 14.82 shares of Company stock. The Company accounted for the transaction as a reverse merger, with the operations of Gardedam being the accounting acquirer and the historical financial statements of Gardedam presented.  The statement of stockholders’ equity was retroactively adjusted to reflect the shares outstanding of the legal acquirer, which resulted in a retroactive adjustment to the par value of common stock outstanding for Gardedam and an adjustment to accumulated deficit for the difference.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) which contemplate continuation of the Company as a going concern. As of March 31, 2016, the Company had a working capital deficit of $0.3 million and losses from operations. This and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation
These financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Income TaxesThe Company complies with the FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. For any uncertain tax positions, the Company recognizes the impact of a tax position only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Given the lack of certainty over the Company’s ability to make profits in future the Company has not recorded any deferred tax asset in the accounts.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company places its cash and cash equivalents on deposit with a financial institution in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts in the United States. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable, and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Share Subscriptions
Under the terms of a subscription agreement the Company has received funds pursuant to an issuance of stock.  The stock is only issuable to the investors once the full subscription proceeds are received, which will not occur until fiscal year 2017.  While the shares are un-issued it is the policy of the company to account for the received capital as Share Subscriptions.

Earnings per Share
The Company calculates earnings per share in accordance with Financial Accounting Standards Board (FASB) ASC No. 260 – EPS, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  The Company has no share option scheme and as a result no dilutive elements were considered for the purposes of calculating earnings per share.

Recent Accounting Pronouncements

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for us in the first quarter of fiscal 2017. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Fiscal 2019 Accounting Pronouncement Adoptions

Leases

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

NOTE 4 – Material Agreements

Graffinity Collaboration Agreement
On December 23, 2009, the Company entered into a collaboration agreement with Graffinity, GmbH.  Graffinity GmbH was subsequently acquired by NovAliX Deutschland GmbH, and on November 12, 2015 the Company renegotiated the terms of the agreement setting aside all unperformed terms and modifying the payable as laid out below.

NovAliX Collaboration Agreement – DJ-1
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

The Collaboration agreement resulted in a reduction in the Company’s accounts payable of approximately $107,000, which was recorded in other income (expense) and a payment of $32,000. The remaining $88,000 is due in fiscal 2017.

NovAliX Collaboration Agreement – ABeta
On March 23, 2016, the Company entered into a collaboration agreement with NovAliX Deutschland GmbH to use technology related to the protein ABeta.  The terms of the agreement required an initial payment of approximately $80,000, payable within 4 years, which would accrue interest at 20% per annum from the date of signing until the balance is paid.  A further payment of approximately $80,000 is payable upon commercialization of the technology.

NOTE 5 – RELATED PARTY TRANSACTIONS

Gergely Toth
During the year ended March 31, 2016 and 2015 the Company incurred approximately $2,700 and $3,700 of fees associated with work Gergely Toth did as CEO of the Company. The costs represent out of pocket expenditures that have not been reimbursed. The costs are included in general and administrative expense.

Toth and Associates LTD
On April 1, 2015, the Company entered into a consulting agreement with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO.  The agreement calls for a standard monthly fee of approximately $12,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital.

The Company incurred consulting fees and bonuses of approximately $200,000 for the twelve months ended March 31, 2016. As of March 31, 2016, Toth and Associates LTD was owed approximately $62,000, comprising $12,000 fees and $50,000 bonus, the directors having satisfied the valuation milestone detailed as (B) above.  The $62,000 is included in Accounts payable.

Capro LTD
On April 1, 2015, the Company entered a consulting agreement with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO.  The agreement calls for a standard monthly fee of approximately $10,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital.

The Company incurred consulting fees and bonuses of approximately $170,000 for the twelve months ended March 31, 2016. As of March 31, 2016, Capro LTD was owed approximately $60,000, comprising $10,000 fees and $50,000 bonus, the directors having satisfied the valuation milestone detailed as (B) above.  The $60,000 is included in Accounts payable.

Eden Professional LTD
On April 1, 2015, the Company entered a consulting agreement with Eden Professional LTD for Mr. Simon Peace to act as the Companies CFO.  The agreement calls for a standard monthly fee of approximately $6,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital.

The Company incurred consulting fees and bonuses of approximately $130,000 for the twelve months ended March 31, 2016. In addition to the amount set out in Note 6 below, as of March 31, 2016, Eden Professional LTD was owed approximately $56,000, comprising $6,000 fees and $50,000 bonus, the directors having satisfied the valuation milestone detailed as (B) above.  The $56,000 is included in Accounts payable.

Prior to the merger of the Company and the shell company, both companies entered into related party transactions with Capro LTD, an entity that is wholly owned by our Chief Operating Officer.  Interest-free loans were made from the Company to Capro totalling approximately $36,800.  Capro LTD also made similar interest free loans to the shell company totalling $36,800 on the same dates and in the same amounts as it received from the Company.  During this time Capro acted as agent of the shell company, paying the shell company’s expenses as necessary.  By the date of the merger all funds were exhausted and there remained only Capro’s obligation of $36,800 to the Company, and the shell company’s obligation of $36,800 to Capro.  At the time of the reverse merger, these loans were cancelled out, and as a result are no longer outstanding.  The proceeds from the loans were utilized in connection with the reverse merger and were primarily associated with legal fees.

NOTE 6 – NOTES PAYABLE RELATED PARTIES

Officers of the Company loaned funds totaling $34,000 to the company to fund operating expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment. As of March 31, 2016, the balance of the loans was approximately $17,000.

NOTE 7 – CAPITAL STOCK

General Information
The Company is authorized to issue 250,000,000 shares at a par value of $0.001.  All common shares outstanding have equal voting rights.

Stock Subscriptions
During the year ended March 31, 2016, the Company received stock subscriptions totaling $500,000 from a syndicate of investors who signed a memorandum of understanding on April 12, 2015, and a subscription agreement on October 31, 2015.

The terms of the agreement provide for $1.5 million of investment over 18 months from April 2015.  The subscribed shares will be held in escrow until payment of the full amount of the investment.  The Company expects to issue the subscribed portion of the shares to escrow during Q3 2016.

The Company expects to close the financing in the first quarter of the 2017 calendar year.

On August 18, 2015, the Company received a subscription totaling $100,000 from a private investor.

Final Placement
Under the terms of the stock subscription agreement signed on October 31, 2015, any shares subscribed for should be held in escrow until the full investment of $1.5 million is paid.  As of March 31, 2016 the subscribed shares had not been issued to escrow.

On February 26, 2016, 0.7 million shares were issued in satisfaction of the earlier $100,000 investment from the private investor.

NOTE 8 – COMMITMENTS

Leases on Property
On February 3, 2016, the Company entered into a lease on an office property in Sunnyvale, CA.  The monthly lease payments total approximately $1,200, with a termination notice period of one month.

On March 31, 2016, the Company entered into a lease on a Laboratory in Budapest, Hungary.  The monthly lease payments total approximately $2,700, and the initial lease term is for 1 year with provisions allowing the contract to roll forward on the same terms thereafter.  Neither party may terminate within one year, save for the lessor being allowed to terminate upon non-payment of rent, and thereafter there exists a termination notice period of 15 days.

NOTE 9 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended March 31, 2016 and 2015.

The difference between the statutory federal tax rate of 34% and the effective tax rate is summarized below:

	March 31,	March 31,
	2016	2015
Federal tax at statutory rate:	34.0%	34.0%
State taxes (net of Federal benefit)	5.8%	5.8%
Permanent difference	-0.1%	0.0%
Change in Valuation Allowance	-39.7%	-39.8%
Provision for Income Taxes	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:
	March 31,	March 31,
	2016	2015
Net Operating Loss Carryforwards	305,000	66,000
Accrued Bonus	60,000
Valuation Allowance	(365,000)	(66,000)
Net Deferred Tax Assets	-	-

At March 31, 2016, the Company had federal and state net operating loss tax carryforwards of approximately $764,000.  These net operating loss carryforwards expire in various amounts starting in 2029. The Company has not filed tax returns since inception.  The utilization of the federal and state net operating loss carryforwards will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards.

In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

At March 31, 2016 and 2015, the Company has provided a full valuation allowance against its net deferred assets since realization of these benefits is not likely to be realized.  The valuation allowance has increased by $299,000 as of March 31, 2016.

As of March 31, 2016 and 2015, the Company had no unrecognized tax benefits.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

NOTE 10 - SUBSEQUENT EVENTS

Receipt of further investment funds
The Company received further investment funds under the October 2015 subscription agreement referred to in Note 7 totaling $0.425 million during May, June and July 2016.

The Company agreed an addendum to the October 2015 subscription agreement for an additional $0.06 million of investment, on the same terms as in the subscription agreement, to fund investor relations activities.
The Company signed a Trade Secret License Agreement with the Purdue Research Foundation to use and commercialize certain intellectual property relating to small molecule compounds that bind to the DJ-1 protein.  The license fee is $50,000 payable in five equal annual instalments with the first instalment falling due in July 2016.