Form 10-Q
period 2016-06-30
Cantabio Pharmaceuticals Inc.
filed 2016-08-11
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

844-200-2826
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

As of August 8, 2016, there were 26,805,270 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2016	2016

ASSETS
Current assets
Cash	$195,601	$52,110
Total Current Assets	195,601	52,110

TOTAL ASSETS	$195,601	$52,110

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current labilities
Accounts payable and accrued expenses	240,792	225,498
Accrued technology access fee	183,765	173,414
Due to officers	6,420	6,420
Note payable related party	15,275	16,562

TOTAL LIABILITIES	$446,252	$421,894

Stockholders' Deficit
Common stock, $0.001 par value, (250,000,000 shares authorized 26,805,270 shares issued and outstanding as of June 30, 2016 and March 31, 2016)	26,805	26,805
Stock Subscriptions	885,000	500,000
Additional paid in capital	99,324	99,324
Accumulated deficit	(1,261,780)	(995,913)
Total Stockholders' Equity (Deficit)	(250,651)	(369,784)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$195,601	$52,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending
	June 30, 2016	June 30, 2015
Operating costs and expenses
Research and development	112,732	-
General & administrative	154,328	94,550
Total operating costs and expenses	267,060	94,550
Loss from operations	(267,060)	(94,550)

Other income & (expenses)
Interest expense	(3,869)	-
Foreign currency transaction gain (loss)	5,062	(4,876)
Total other income & (expenses)	1,193	(4,876)
Net loss	(265,867)	(99,426)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	26,805,270	14,824,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ending
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(265,867)	$(99,426)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,294	52,887
Accrued technology access fee	10,351	-
Due to officers	-	242
Net cash (used in) and provided by operating activities	(240,222)	(46,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock Subscriptions	385,000	50,000
Net cash provided by financing activities	385,000	50,000
Effect of exchange rate changes on cash	(1,287)	-
Net increase in cash	143,491	3,703

Cash at beginning of period	52,110	209
Cash at end of period	$195,601	$3,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Cantabio Pharmaceuticals Inc. (the “Company” or “Cantabio”) is a preclinical stage biotechnology company focusing on commercializing novel therapies and the intellectual property generated from research and development activities for Parkinson’s disease (PD) and Alzheimer’s disease (AD).  The Company’s strategy involves integration of therapeutic focus, the targeting of family biophysics, drug discovery technology and expertise into an innovative drug discovery approach, all of which synergize to identify and develop small molecule pharmacological chaperones for clinical trials. In addition, the Company’s research efforts concentrate on the development of therapeutic proteins that can pass through the blood-brain barrier and supplement in vivo levels of proteins which display loss of function during disease conditions.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) which contemplate continuation of the Company as a going concern. As of June 30, 2016, the Company had a working capital deficit of $0.25 million and historical and expected cash outflows from operations. These factors and others raise substantial doubt about the Company's ability to continue as a going concern.
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 31, 2016, condensed consolidated statements of operations for the three months ended June 31, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three months ended June 31, 2016 and 2015, condensed consolidated statement of stockholders’ equity (deficit) for the three months ended June 31, 2016, and the condensed consolidated statements of cash flows for the three months ended June 31, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at June 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 16, 2016.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

Adoption of Recent Accounting Pronouncements

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 in the first quarter of fiscal 2017 and its adoption did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Gergely Toth
On March 31, 2016 Gergely Toth was owed approximately $6,000 in fees and expenses relating to his activities as CEO of the Company.  The costs represent out of pocket expenditures that have not been reimbursed.

Consulting agreements with company directors
On April 1, 2015, the Company entered into consulting agreements with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO (monthly salary approximately $12,000), with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO (monthly salary approximately $10,000), and with Eden Professional LTD for Mr. Simon Peace to act as the Company’s CFO (monthly salary approximately $6,000).

The Company incurred consulting fees for the three months ended June 30, 2016, and held balances payable at June 30, 2016, as follows:
	Expense recognised in the 3 months to June 30, 2016	Accounts payable
	Salary	at June 30, 2016
Toth and Associates, LTD	$36,000	$62,000
Capro, LTD	$30,000	$60,000
Eden Professional, LTD	$19,000	$56,000
Total	$85,000	$178,000

NOTE 5 – CAPITAL STOCK

Stock Subscriptions
During the quarter ended June 30, 2016, the Company received stock subscriptions totalling $385,000 from a syndicate of investors who signed a memorandum of understanding on April 12, 2015, a subscription agreement on October 31, 2015, and an addendum to the October 2015 subscription agreement.

On 7th June 2016 the Company agreed an addendum to the October 2015 subscription agreement for an additional $0.06 million of investment, on the same terms as in the subscription agreement, to fund investor relations activities.

Note 6 – SUBSEQUENT EVENTS

Receipt of further investment funds
The Company received further investment funds under the October 2015 subscription agreement referred to in Note 7 totalling $0.1 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  The expectations indicated by such forward-looking statements might not be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.  There may be other risks and circumstances that management may be unable to predict.

When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

As of June 30, 2016, we had $195,601 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek capital from other sources such as debt financing, which may not be available to us. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in our common stock would lose all of their investment.

Results of Operations for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Our expenses increased to $267,060 for the three months ended June 30, 2016 from $94,550 in the three months ended June 30, 2015.  This increase was primarily the result of initiation of R&D activities following establishment of Cantabio’s laboratory in Budapest, Hungary and purchase of certain R&D licenses resulting in a total R&D spend of $112,732 in the three months to June 30, 2016 compared with zero spend on R&D in the same period in 2015.  There was also an increase of approximately $60,000 in General and Administrative expenses primarily driven by increased legal and professional fees, and rent.

We generated Other Income in the three months ended June 30, 2016 of $5,062 from foreign currency gains, partially offset by $3,869 of interest expense relating to a technology license.  Other Income for the same period of 2015 was a foreign exchange loss of $4,876.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At June 30, 2016, we had $195,601 in current assets, consisting entirely of cash on hand. Our total current liabilities as of June 30, 2016, were $446,252. Thus, we had negative working capital of $250,651 as of June 30, 2016.

Cash Flows from Financing Activities. During the three months ended June 30, 2016, financing activities provided $0.385 million in proceeds for the future issuance of common stock, compared to $50,000 during the same period last year.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

The cost of maintaining our reporting status is estimated to be $120,000 over the next year. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant.  Any investment previously made could be lost in its entirety.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

OFF BALANCE SHEET ARRANGEMENTS

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended March 31, 2016, due to the following:

1.           Lack of Segregation of Duties:  Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.
2.           Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors as a whole currently acts as our Audit Committee.  We do not have an independent director.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive Officer and Acting Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 11, 2016

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
Date: August 11, 2016