Form 10-Q
period 2016-09-30
Cantabio Pharmaceuticals Inc.
filed 2016-11-14
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

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

As of November 7, 2016, there were 26,805,270 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2016	2016

ASSETS
Current assets
Cash	$12,629	$52,110
Total Current Assets	12,629	52,110

TOTAL ASSETS	$12,629	$52,110

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current labilities
Accounts payable and accrued expenses	257,137	225,498
Accrued technology access fee	189,669	173,414
Due to officers	-	6,420
Note payable to related party	10,022	16,562

TOTAL LIABILITIES	$456,828	$421,894

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized 26,805,270 shares issued and outstanding as of September 30, 2016 and March 31, 2016)	26,805	26,805
Stock subscriptions	985,000	500,000
Additional paid in capital	99,324	99,324
Accumulated deficit	(1,555,328)	(995,913)
Total Stockholders' Equity (Deficit)	(444,199)	(369,784)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$12,629	$52,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research & development	$69,070	$2,326	$181,802	$2,326
General & administrative	218,521	150,231	372,849	244,781
Total operating expenses	287,591	152,557	554,651	247,107
Loss from operations	(287,591)	(152,557)	(554,651)	(247,107)
Other income (expense):
Interest expense	(3,995)	-	(7,864)	-
Foreign currency transaction gain (loss)	(1,962)	(1,738)	3,100	(6,614)
Total other expense, net	(5,957)	(1,738)	(4,764)	(6,614)

Net loss	$(293,548)	$(154,295)	$(559,415)	$(253,721)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	26,805,000	14,824,000	26,805,000	14,824,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,	September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(559,415)	$(253,721)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on foreign currency translation	(1,234)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	31,638	63,920
Accrued technology access fee	16,256	-
Prepaid expenses	-	(4,253)
Due to officers	(6,420)	1,151
Net cash used in operating activities	(519,175)	(192,903)
Cash Flows From Financing Activities
Proceeds from notes payable related party	10,022	34,178
Repayment to notes payable related party	(15,328)	(36,800)
Stock subscriptions	485,000	250,000
Net cash provided by financing activities	479,694	247,378

Net increase (decrease) in cash	(39,481)	54,475

Cash at beginning of period	52,110	209

Cash at end of period	$12,629	$54,684

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) which contemplate continuation of the Company as a going concern. As of September 30, 2016, the Company had a working capital deficit of $0.44 million and historical and expected cash outflows from operations. These factors and others raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2016, condensed consolidated statements of operations for the three and six months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at September 30, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

Adoption of Recent Accounting Pronouncements

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 in the first quarter of fiscal 2017, and its adoption did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

Fiscal 2019 Accounting Pronouncement Adoptions

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

NOTE 4 – NOTES PAYABLE TO RELATED PARTY

Gergely Toth
On September 13, 2016, Gergely Toth advanced the company approximately $10,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on October 18, 2016.

Eden Professional LTD.
On July 22, 2016, the Company repaid approximately $15,000 to satisfy a loan note from Eden Professional Ltd.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting agreements with company directors
On July 1, 2016, the Company entered into consulting agreements with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO (monthly salary approximately $12,000), with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO (monthly salary approximately $10,000), and with Eden Professional LTD for Mr. Simon Peace to act as the Company’s CFO (monthly salary approximately $6,000).

The Company incurred consulting fees for the six months ended September 30, 2016, and held balances payable at September 30, 2016, as follows:
	Expense recognized in the 3 months to September 30, 2016	Expense recognized in the 6 months to September 30, 2016	Accounts payable at September 30, 2016
	Fees	Fees
Toth and Associates, LTD	$36,000	$72,000	$62,000
Capro, LTD	$30,000	$60,000	$60,000
Eden Professional, LTD	$19,000	$38,000	$56,000
Total	$85,000	$170,000	$178,000

NOTE 6 – CAPITAL STOCK

Stock Subscriptions
The Company has received stock subscriptions totalling $485,000 from a syndicate of investors who signed a memorandum of understanding on April 12, 2015, a subscription agreement on October 31, 2015, and an addendum to the October 2015 subscription agreement (the Syndicate).

NOTE 7 – SUBSEQUENT EVENTS

Receipt of further investment funds
The Company received investment funds of $75,000 under the Syndicate agreement.

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

Results of Operations for the three and six months ended September 30, 2016, as compared to the three and six months ended September 30, 2015.

Our operating expenses increased to $287,591 for the three months ended September 30, 2016 from $152,557 in the three months ended September 30, 2015.  This increase was primarily the result of initiation of R&D activities following establishment of Cantabio’s laboratory in Budapest, Hungary resulting in a total R&D spend of $69,070 in the three months to September 30, 2016 compared with $2,326 spend on R&D in the same period in 2015.  There was also an increase of $68,290 in General and Administrative expenses primarily driven by increased legal and professional fees, investor relations activities and rent.

Operating expenses in the six months to September rose in 2016 to $554,651 from $247,107 in the same period in 2015.  Again this is due to commencement of R&D activities during 2016 together with the purchase of certain R&D licenses, driving R&D expense up to $181,802 in 2016 from $2,326 in 2015.  Again, we saw increases in G&A expenses to $372,849 in the six months to September 2016 compared with $244,781 for the same period in 2015, largely caused by increases in legal and professional expenses relating to corporate filings, investor relations activities and rent.

We experienced Other Expense in the three months ended September 30, 2016 of $5,957 made up of $3,995 interest expense relating to a technology license and $1,962 of foreign currency transaction loss.  Other Expense for the same period of 2015 was a foreign currency transaction loss of $1,738.  In the six months to September 30, 2016 Other Expense was $4,764, made up of $7,864 of interest expense partially offset by $3,100 of foreign currency transaction gain.  The six months to September 30, 2015 saw an Other Expense of $6,614 foreign currency transaction loss.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At September 30, 2016, we had $12,629 in current assets, consisting entirely of cash on hand. Our total current liabilities as of September 30, 2016, were $456,828. Thus, we had negative working capital of $444,199 as of September 30, 2016.

Cash Flows from Financing Activities. During the six months ended September 30, 2016, financing activities provided $485,000 in proceeds for the future issuance of common stock, compared to $250,000 during the same period last year.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable as the Company is a smaller reporting company.

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
November 14, 2016

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
November 14, 2016