Form 10-Q
period 2016-12-31
Cantabio Pharmaceuticals Inc.
filed 2017-02-10
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

408-501-8893
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

As of February 2, 2017, there were 26,805,270 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

 PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2016	2016

ASSETS
Current assets
Cash	$10,795	$52,110
Total Current Assets	10,795	52,110

TOTAL ASSETS	$10,795	$52,110

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	377,516	225,498
Accrued technology access fee	184,440	173,414
Due to officers	-	6,420
Notes payable to related party	45,346	16,562

TOTAL LIABILITIES	$607,302	$421,894

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized 26,805,270 shares issued and outstanding as of December 31, 2016 and March 31, 2016)	26,805	26,805
Stock subscriptions	1,060,000	500,000
Additional paid in capital	99,324	99,324
Accumulated deficit	(1,782,636)	(995,913)
Total Stockholders' Equity (Deficit)	(596,507)	(369,784)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$10,795	$52,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2016	2015	2016	2015
Operating expenses:
Research & development	$86,872	$4,370	$268,674	$6,695
General & administrative	136,927	169,027	506,676	420,423
Total operating expenses	223,799	173,397	775,350	427,118
Loss from operations	(223.799)	(173,397)	(775,350)	(427,118)
Other income (expense):
Interest expense	(3,508)	-	(11,372)	-
Gain on extinguishment of obligation		107,884		107,884
Total other income (expense), net	(3,508)	107,884	(11,372)	107,884
Net loss	$(227,307)	$(65,513)	$(786,722)	$(319,234)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	26,805,000	14,824,000	26,805,000	14,824,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,	December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(786,722)	$(319,234)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion to notes payable to related party	346	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	152,017	(156,513)
Accrued technology access fee	11,026	89,429
Due to officers	(6,420)	2,713
Net cash used in operating activities	(629,753)	(383,605)
Cash Flows From Financing Activities
Proceeds from notes payable related party	55,022	34,253
Repayment to notes payable to related party	(26,584)	-
Stock subscriptions	560,000	450,000
Net cash provided by financing activities	588,438	484,253

Net increase (decrease) in cash	(41,315)	100,648

Cash at beginning of period	52,110	209

Cash at end of period	$10,795	$100,857

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) which contemplate continuation of the Company as a going concern. As of December 31, 2016, the Company had a working capital deficit of $0.6 million and historical and expected cash outflows from operations. These factors and others raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2016, condensed consolidated statements of operations for the three and nine months ended December 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of results to be expected for the year ended December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

NOTE 4 – NOTES PAYABLE TO RELATED PARTY

Gergely Toth
On September 13, 2016, Gergely Toth, the Company CEO, advanced the Company approximately $10,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on October 18, 2016.

Eden Professional Ltd
On July 22, 2016, the Company repaid approximately $15,000 to satisfy a loan note from Eden Professional Ltd, the service company of the Company CFO.

Max Zhu
On December 8, 2016, Max Zhu, an investor and consultant to the Company, advanced the Company $45,000 under a note.  The note is repayable within six months.  The note attracts interest at 13% up to the end of the term, and 18% thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting agreements with Company directors
On July 1, 2016, the Company entered into consulting agreements with Toth and Associates Ltd for Dr. Toth to act as the Company’s CEO (monthly salary approximately $12,000), with Capro Ltd for Dr. Thomas Sawyer to act as the Company’s COO (monthly salary approximately $10,000), and with Eden Professional Ltd for Mr. Simon Peace to act as the Company’s CFO (monthly salary approximately $6,000).

The Company incurred consulting fees for the nine months ended December 31, 2016, and held balances payable at December 31, 2016, as follows:
	Expense recognized in the 3 months to December 31, 2016	Expense recognized in the 9 months to December 31, 2016	Accounts payable at December 31, 2016
	Fees	Fees
Toth and Associates Ltd	$36,000	$108,000	$98,000
Capro Ltd	$30,000	$90,000	$83,000
Eden Professional Ltd	$19,000	$57,000	$75,000
Total	$85,000	$255,000	$256,000

NOTE 6 – CAPITAL STOCK

Stock Subscriptions
On October 17, 2016 the Company received investment funds of $75,000 under a syndicate agreement. In the nine months to December 31, 2016, the Company received stock subscriptions totalling $560,000 from a syndicate of investors who signed a memorandum of understanding on April 12, 2015, a subscription agreement on October 31, 2015, and an addendum to the October 2015 subscription agreement (the Syndicate).

NOTE 7 – SUBSEQUENT EVENTS

Definitive Funding Agreement
On January 25, 2017, the Company entered into a definitive agreement with an affiliate investment fund managed by Yorkville Advisors Global for the sale of up to $600,000 of convertible debentures. The Company closed on the initial tranche of $300,000 on January 25, 2017 and is scheduled to close on an additional $150,000 upon the filing of a registration statement registering for resale the shares of common stock underlying the convertible debentures and an additional $150,000 upon the effectiveness of such registration statement. The conversion of the Yorkville debentures shall be at the lower of $0.3107 or a 7% discount to market, with a floor price of $0.10.

Gergely Toth
On January 3, 2017, Gergely Toth advanced the Company approximately $4,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on February 1, 2017.

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

Results of Operations for the three and nine months ended December 31, 2016, as compared to the three and nine months ended December 31, 2015.

Our operating expenses were $223,799 for the three months ended December 31, 2016 from $173,397 in the three months ended December 31, 2015.  This increase was primarily the result of R&D activities resulting in a total R&D spend of $86,872 in the three months to December 31, 2016 compared with $4,370 spend on R&D in the same period in 2015.  There was a decrease of $32,100 in General and Administrative expenses primarily due to higher costs in 2015 driven by merger activities.

Operating expenses in the nine months to December rose in 2016 to $775,350 from $427,118 in the same period in 2015.  Again this is due to commencement of R&D activities during 2016 together with the purchase of certain R&D licenses, driving R&D expense up to $268,674 in 2016 from $6,695 in 2015.  We saw increases in G&A expenses to $506,676 in the nine months to December 2016 compared with $420,423 for the same period in 2015, largely caused by increases in legal and professional expenses relating to corporate filings, investor relations activities and rent.

We experienced Other expense in the three months ended December 31, 2016 of $3,508 from interest relating to a technology license.  An Other income gain for the same period of 2015 of $107,884 was as a result of renegotiating a liability connected to certain technology licenses.  In the nine months to December 31, 2016 Other expense was $11,372 of interest again relating to a technology license.  The nine months to December 31, 2015 saw an Other income gain of $107,884 upon renegotiation of a liability.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At December 31, 2016, we had $10,795 in current assets, consisting entirely of cash on hand. Our total current liabilities as of December 31, 2016, were $607,302. Thus, we had negative working capital of $596,507 as of December 31, 2016.

Cash Flows from Financing Activities. During the nine months ended December 31, 2016, financing activities provided $560,000 in proceeds for the future issuance of common stock, and $55,022 from loan notes, partially offset by $26,584 paid in satisfaction of loan notes.  This compares to $450,000 in proceeds for future issuance of common stock and $34,253 from loan notes during the same period last year.

Cash Flows from Operating Activities. During the nine months ended December 31, 2016, operating activities used $629,754 of cash, compared with $383,605 during the same period last year.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Loan Agreement made between Cantabio Pharmaceuticals, Inc. and Dr. Max Zhu dated December 8, 2016
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive Officer and Acting Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
February 10, 2017

By: /s/ Simon Peace
       Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
February 10, 2017