Form 10-K
period 2017-03-31
Cantabio Pharmaceuticals Inc.
filed 2017-06-30
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File Number: 000-54906

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer	Smaller reporting company X
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.
The number of shares outstanding of the issuer's class of common equity, as of June 27, 2017 was 27,134,419.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

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

EXCHANGE RATE INFORMATION

For your convenience, this annual report contains translations of British pound amounts to U.S. dollars, Euro to U.S. Dollars and Hungarian Forint to U.S. Dollars. We have made all translations at the historical rates quoted on XE.com for March 31, 2017 of £1.00 = $1.2564, €1.00 = $1.0698, $1.00 = HUF288.613 unless we indicate to you that we have used a different exchange rate. These translations are not representations that the foreign currency amounts actually represent those U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a preclinical stage biotechnology company focusing on commercializing novel therapies and the intellectual property generated from our research and development activities for Parkinson’s disease (PD) and Alzheimer’s disease (AD) and any other related diseases. Our strategy involves integrating therapeutic focus, target family biophysics, drug discovery technology and expertise into an innovative drug discovery approach, which identifies and develops small molecule pharmacological chaperones for clinical trials. In addition, our research efforts concentrate on the development of therapeutic proteins that can pass through the blood-brain barrier and supplement in vivo levels of proteins which display loss of function during disease conditions. Our small molecule therapy candidates program (CB101) and our protein therapy candidate (CB201) initially targets Parkinson’s disease and thereafter potentially a broad range of neurodegenerative diseases including Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), Huntington’s disease and stroke. We also have 2 additional small molecule pharmacological chaperone programs for the treatment of Alzheimer’s Disease (and other related dementia); CB301, targeting the Tau protein, a leading target for the development of Alzheimer’s therapeutics, and CB401, targeting the Aß peptide, again a well-established target in Alzheimer’s drug research. We plan to advance a candidate from our CB101 program into clinical trials in 2020.

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

Research and Development Pipeline

Our research and development pipeline currently includes two lead therapeutic small molecule programs, CB101 for Parkinson’s and CB301 for Alzheimer’s, and one protein therapeutic program CB201 that we are developing for the potential treatment of Parkinson’s disease.  In addition, we are developing one therapeutic small molecule program, CB401, for the treatment of Alzheimer’s Disease.

The following table summarizes the status and projected milestones of our research and development programs:

Therapeutic product candidate	Description of product candidate	Targeted indication	Preclinical	PI	PII	PIII	Upcoming Milestones	Commercial rights
CB101	DJ-1 targeting small molecule pharmacological chaperone	Parkinson’s Disease	x				Selection of clinical candidate in 2017 Expect to file IND in 2018	Cantabio
CB201	CNS penetrant engineered DJ-1 protein	Parkinson’s Disease	x				Expect to file IND in 2018	Cantabio
CB301	Tau targeting small molecule pharmacological chaperone	Alzheimer’s Disease	x				Selection of clinical candidate in 2017 Expect to file IND in 2018	Cantabio
CB401	Aß targeting small molecule pharmacological chaperone	Alzheimer’s Disease	x				Currently in proof of concept studies	Cantabio

Our Lead Programs

CB101 for Parkinson’s Disease

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

Our CB101 program focuses on targeting DJ-1, a protein considered to be one of the primary therapeutic targets for PD.  DJ-1 is genetically linked to familial and sporadic PD and potentially to sporadic AD and other neurodegenerative diseases.  During high oxidative stress condition, which is linked to the onset of neurodegenerative diseases, DJ-1 protein is activated and initiates cellular mechanisms for the reduction oxidative stress and protein misfolding.  During aging and in disease, the DJ-1 protein can be specifically oxidized leading to its misfolding, inactivation, and ultimately to its loss of function. The therapeutic targeting of DJ-1 could yield added mechanistic benefits: protection from oxidative stress and protein misfolding such as the aggregation of alpha-synuclein, a protein whose aggregation is a pathological hallmark of PD.

Using our pharmaceutical chaperone drug discovery strategy, we identified a number of novel small molecule scaffolds that potently bind to the DJ-1 protein and from these selected molecules that were shown to rescue a variety of cells and primary neurons from oxidative stress.  Within the CB101 and CB102 programs, there are a number of small molecule pharmacological chaperone therapeutic candidates that target the DJ-1 protein. Several of these candidates have demonstrated survival benefits from oxidative stress toxicity in an in vivo model and are in development as potential disease modifying therapeutics for PD.

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

CB301 for Alzheimer’s Disease

Alzheimer’s Disease is progressive, chronic, degenerative neurological disorders that attack the neurons in the brain resulting ultimately in death. AD results in loss of memory, thinking and language skills, and behavioral changes.  AD is among the 6th leading causes of death in the United States, and approximately 5.4 and 36 million people have AD in the United States and world-wide, respectively.  Currently there are only short-term temporary symptomatic treatments available for AD.

Our CB301 program focuses on targeting the Tau protein for AD. The aggregation of the Tau protein has been linked to the on-set and progression of AD.  CB301 is a small molecule pharmacological chaperone of the Tau protein. Cantabio has developed novel compounds that are believed to exert their functional effect by binding to monomeric species of the Tau protein thereby reducing their oligomer and amyloid formation in disease conditions.  The use of small molecules to reduce and inhibit this aggregation process has high potential as a therapeutic approach through the prevention of the formation of toxic oligomers.  Cantabio’s scientific team are progressing these into cellular and animal model studies related to AD and towards clinical trials.

CB401 for Alzheimer’s Disease

Our CB401 program focuses on targeting the Aß peptide for AD. The aggregation of the Aß peptide has been linked to the on-set and progression of AD. CB401 is a small molecule pharmacological chaperone developed to bind to and stabilize the Aß peptide. Cantabio’s novel compounds that are believed to exert their functional effect by binding to monomeric species of the Aß peptide thereby reducing their oligomer and amyloid formation in disease conditions.  The use of small molecules to reduce and inhibit this aggregation process has high potential as a therapeutic approach through the prevention of the formation of toxic oligomers. Cantabio’s scientific team are progressing these into cellular and animal model studies related to AD and towards clinical trials.

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

In connection with our CB101 program, small molecule pharmacological chaperone therapeutic candidates that target the DJ-1 protein we hold a worldwide, perpetual, non-exclusive, license, with the right to sublicense, all of the intellectual property related to the composition of matter of CB101 and plan to file U.S. and international patent applications as soon as Q3 2017.  We have described the terms of this agreement in the Section entitled “Material Agreements”.

In connection with our program CB201, a protein therapeutic candidate derived from DJ-1 fused with a cell penetrating peptide, we hold all intellectual property and plan to file U.S. and international patent application in 2018.

In connection with our CB301 program, small molecule pharmacological chaperone we hold a worldwide , non-exclusive license with the right to sub-license all of the intellectual property related to composition of matter of CB301 and plan to file US and international patents as soon as 2018. We have described the terms of this agreement in the Section entitled “Material Agreements”.

In connection with our program CB401, small molecule pharmacological chaperone therapeutic candidate that targets the Aβ peptide, we hold a worldwide, perpetual, non-exclusive, license, with the right to sublicense, all of the intellectual property related to the composition of matter of CB301 and plan to file U.S. and international patent applications as soon as 2018.  We have described the terms of this agreement in the Section entitled “Material Agreements”.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act, and we intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.  We will continue to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of the Company’s operations.

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

Employees

As of June 27, 2017, we had 8 employees, all of whom are employed through personal consultancy contracts. These staff are contracted to perform certain functions in the laboratory, and the actual hours they work is governed by their proficiency in carrying out these tasks.

The three members of our management are also consultants.  Their consultancy agreements are described in the Section entitled “Material Agreements”.

Description of Property

We lease our principal laboratories and offices in Budapest, Hungary on a month-to-month basis for approximately $2,700 per month from the Hungarian Academy of Sciences, Research Centre for Natural Sciences (MTA MTTK). Our rent allows us to use certain MTA MTTK laboratory facilities in the same building for an additional fee.

We lease executive office space in Sunnyvale, CA for approximately $1,300 a month, with a termination notice period of one month.

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

In exchange for the license, we agreed to pay a total of approximately $120,000, of which $32,000 was paid on December 12, 2015, another $40,000 was due by May 12, 2016 and another $48,000 was due by November 12, 2016.  All payments have been made under these agreements and the completion of the payments has been acknowledged by NovAliX.

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

Purdue Research Foundation Licensing Agreement - DJ-1 Small Molecule

On April 1, 2016, we entered into a trade secret license agreement with Purdue Research Foundation (“PRF”).  Pursuant to this agreement, we received licenses to use certain information generated at Purdue University related to the DJ-1 compounds. These licenses include a worldwide, exclusive license to use that information to manufacture, use and sell products to diagnose, prevent and treat diseases and a worldwide, non-exclusive license under PRF’s rights in any invention for research and development of DJ-1 compounds. The license fee is $50,000, payable in five equal annual installments. The first installment came due in July 2016 and was paid.

Cambridge Enterprise Licensing Agreement - Tau

On September 7, 2016, we entered into a global licensing agreement with Cambridge Enterprise to use technology generated in the Tau small molecule project conducted at Cambridge University in conjunction with the Max Planck Institute run by Dr. Gergely Tóth at the University of Cambridge. The agreement defined an initial payment of $12,564 which has been paid by the Company, followed by further payments upon reaching the following milestones:

i)	Internal Declaration of Candidate - $12,564 for technology based patents or $25,128 for data based patents;

ii)
First dose in man or initiation of any Phase I Trial of each Licensed Product - $12,564 for technology based patents or $25,128 for data based patents - $87,948 for technology based patents or $175,896 for data based patents;

iii)	Initiation of any phase II trial of each Licensed Product - $125,640 for technology based patents or $251,280 for data based patents;

iv)	Initiation of any phase III trial of any Licensed Product - $125,640 for technology based patents or $628,200 for data based patents;

v)	First approval or marketing authorisation of each Licensed Product in the United States or European Union - $125,640 for technology based patents or $628,200 for data based patents; and

vi)	Reimbursement approval in the U.S. - $125,640 for technology based patents or $628,2-- for data based patents.
Investment Agreement

On April 12, 2015, we entered into a memorandum of understanding (“MOU”) with a group of investors, and subsequently on October 21, 2015, we entered into an Investment Agreement with these investors for $1,500,000 to be payable in several tranches.

Upon payment of each tranche the Company was to issue shares to the investors equal to the value of the tranche divided by the higher of (i) $2.00 or (ii) the average of the closing sales price of the Company’s common stock on each of the five days prior to the date that payment for such tranche is due.  The shares were to be issued to escrow until all payments had been made.

Upon completion of the payments due under the agreements, the investors will have a twelve-month option to invest up to an additional $1,000,000 into the Company on the same terms.

On June 7, 2016, we signed an Addendum (the “Addendum”) to the Investment Agreement providing for an additional $60,000 of investment on the same terms as the Investment Agreement.  The funding was paid to the Company within the terms of the Addendum on June 8, 2016.

To date no shares have been issued to escrow due to management's uncertainty over the investors' appetite to complete the funding arrangement following a fall in share price. To date the investors are due to receive 530,000 shares for the $1,060,000 already invested. The final tranche of $500,000 was due in October 2016, but to date that payment has not been made.

Consulting Agreement with Gergely Toth

On July 1, 2016, the Company entered into a consulting agreement with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO.  The agreement calls for a standard monthly fee of approximately $12,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event, (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any 3rd party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

Consulting Agreement with Thomas Roger Sawyer

On July 1, 2016, the Company entered a consulting agreement with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO.  The agreement calls for a standard monthly fee of approximately $10,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any 3rd party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

Consulting Agreement with Simon Peace

On July 1, 2016, the Company entered a consulting agreement with Eden Professional LTD for Mr. Simon Peace to act as the Company’s CFO.  The agreement calls for a standard monthly fee of approximately $6,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any 3rd party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On March 31, 2017, we resigned a one-year lease for approximately 750 square feet of space, comprising wet lab, protein lab and office space, in Budapest, Hungary from the MTA MTTK for use as our principal offices and laboratory.  We pay MTA MTTK approximately $2,700 a month for the space and services.

On February 3, 2016, we entered into a lease on an office property in Sunnyvale, CA.  The monthly lease payments total approximately $1,300, and there is a one month termination notice period.

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

Quarter Ended	High Bid	Low Bid

Fiscal Year 2017
March 31, 2017	$0.16	$0.14
December 31, 2016	$0.30	$0.23
September 30, 2016	$0.64	$0.59
June 30, 2016	$2.15	$2.02

Fiscal Year 2016
March 31, 2016		$2.00		$2.00
December 31, 2015	$	n/a	$	n/a
September 30, 2015	$	n/a	$	n/a
June 30, 2015	$	n/a	$	n/a

The last reported sales price for our shares on the OTCQB as of June 27, 2017, was $0.12 per share. As of June 27, 2017, we had 20 shareholders of record.

Holders

As of June 27, 2017, we had 27,134,419 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is Island Stock Transfer Co.

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

Recent Sales of Unregistered Securities

On May 17, 2017, we issued 129,149 shares to our research staff working as compensation for services rendered. Additionally, on May 22, 2017, we issued 200,000 shares as partial payment for investor relations services supplied to us.  We made these issuances in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

As of March 31, 2017, we had $32,275 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which could be highly difficult for us to secure. Therefore, we will depend upon the success of any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease as a business. As a result, investors in our common stock would lose all of their investment.

We did not generate any revenue during the years ended March 31, 2017 and 2016.   We incurred operating expenses in the amount of $1,069,269 in the year ended March 31, 2017. These operating expenses were primarily comprised of general and administrative expenses of $718,959 and research and development expenses of $350,310, partially increased by other expenses of $3,000 due to revaluation of an embedded derivative and $39,869 of interest expense. Based on the foregoing, management believes that there is substantial doubt about our ability to continue as a going concern.

As of the date of this report, the current funds available to us will not be sufficient to continue operations.

Results of Operations for the year ended March 31, 2017, as compared to the year ended March 31, 2016.

Our operating expenses increased to $1,069,268 for the year ended March 31, 2017 from $840,937 in the year ended March 31, 2016.  This increase was primarily due to increases in Research and Development, management team costs, public company costs and legal and professional fees.  Management’s consulting fees fell to $337,953 in the year to March 31, 2017 from $503,692 in the prior year, since performance bonuses for management of $150,000 were accrued in the prior year, whereas no bonus was awarded in the current year.  Legal, professional and accountancy fees increased to $272,903 in the year to March 31, 2017 from $97,888 in the year to March 31, 2016 largely driven by a full year of public company compliance costs, investor relations and fees relating to fundraising.  Travel costs also increased from $33,296 in the year to March 31, 2016 to $45,259 in the year to March 31, 2017 due to increased attendance at research and fundraising conferences.  Research and development costs increased to $350,310 in the year to March 31, 2017 from $149,159 in the year to March 31, 2016 largely due to accelerating research both in terms of numbers of staff and commencement of some third party studies in animal models.

We incurred Other Expenses of $42,869 in the year to March 31, 2017, mostly due to $39,869 interest coupled with $3,000 due to revaluation of an embedded derivative. We generated Other Income in the year ended March 31, 2016 of $89,609, which was mostly comprised of $107,884 due to reduction of a liability following renegotiation with NovAliX Deutschland GmbH, the remainder being losses on foreign exchange.

Liquidity and Capital Resources

At March 31, 2017, we had negative working capital of $853,922 and limited cash on hand.

Cash Flows from Financing Activities
During the year ended March 31, 2017, financing activities received $0.56 million in proceeds for the future issuance of common stock.  We raised $0.36 million through a convertible debenture facility and an additional net $0.03 million through debt, net of repayments.  These cash flows compare to the prior year where $0.6 million was raised in proceeds for the future issuance of common stock and $0.02 million in net debt.

The Company typically raises capital which it spends on maintaining its research and corporate operations.  At this early stage in the life of the company funding is often short term in nature. While the Company has been proficient in raising funds in the past, the short term nature of these funding cycles raises substantial risk around the Company's ability to continue as a going concern.

Management is addressing going concern risk by seeking new sources of capital and is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet future working capital requirements.  Furthermore, strategic partnerships, most likely with larger pharmaceutical industry companies, will be needed to continue to fund research and development costs as our projects expand. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company beyond the next twelve months.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as this would depend upon our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis. Our plans and efforts to achieve the above steps might not be successful, which raises substantial doubt about the Company's ability to continue as a going concern within one year from the date of this filing.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

A set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms is required to be maintained by management.  Disclosure controls should be designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management has not designed and currently does not maintain a designed set of disclosure controls and procedures.

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the year ended March 31, 2017, due to the following:

1.	Failure to design and maintain a set of disclosure and control procedures

2.	Lack of segregation of duties as a result of limited personnel.

3.	Lack of Functioning Audit Committee: We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. We do not have an independent director.

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

As of March 31, 2017, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended March 31, 2017, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Our management, including the chief executive officer and principal financial officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors as of June 30, 2017.

Name	Age	Positions	Term
Gergely Toth	44	President, Chief Executive Officer, Director	May 22, 2015 - Present
Simon Peace	44	Chief Financial Officer, Director	June 29, 2015 - Present
Thomas Roger Sawyer	47	Chief Operations Officer, Director	May 22, 2015 - Present

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

Dr. Gergely Toth, President, Chief Executive Officer, Director

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

Dr. Thomas Roger Sawyer, Chief Operations Officer, Director

Dr. Sawyer completed his doctorate in biological sciences at the University of Glasgow in 2000 and quickly moved into the corporate world, starting the information technology companies Weather2 Limited and Advanced Weather Applications for which he served in the role of Chief Technology Officer. While helping to build and grow these companies, he also began consulting for clients in the logistics industry, providing strategy, technical architecture and business process consultancy for companies including Global Freight Solutions and Nightline.

Dr. Sawyer completed an Executive MBA at the University of Cambridge, graduating in 2012, specializing in corporate finance and management science and completed his thesis on the use of data for predictive analytical tools in industry. It was from Cambridge that he was recruited to work for private equity investors providing advice on project due diligence, appraisal, corporate structuring and economic valuation of minerals assets in southern and eastern Africa. After completing the due diligence work on assets and carrying out the initial corporate structuring he was appointed CEO of East African Gold plc, a gold exploration company headquartered in Mauritius and with extensive exploration licenses in the east African country of Uganda, in late 2011, continuing in this role until the end of 2014 when the company ceased operations. Under his leadership, the company successfully raised capital in excess of USD $4 million and carried out extensive exploration activities in a large area in a remote region of the country, with up to 100 employees and wide-reaching operations capabilities.

In 2015, Dr. Sawyer began mentoring start-up companies at the University of Cambridge and worked on various consulting projects including a proposal to finance Gardedam Therapeutics, culminating in the company’s rebranding, restructuring and a reverse merger at the end of 2015, and his appointment to the board. In 2016, he was appointed a Director of Cognetivity Ltd, a UK based company developing an artificial intelligence driven diagnostic test for dementia.

Dr. Sawyer has extensive experience starting and structuring companies, raising capital, IPOs, mergers, setting up joint ventures and corporate strategy. His background in research science allows him to incorporate the technical aspects of the development of projects with his experience in management and corporate finance, allowing this to be built into the overall business strategy and direction. He has lectured as a guest lecturer at the University of Cambridge, teaching entrepreneurial finance to MBA students, at University College London teaching finance of drug development to MSc students at the School of Pharmacy and at Exeter University teaching corporate finance and behavior to MSc students, and has been a speaker at international conferences. Dr. Sawyer has board experience in a number of industries; for Weather2 and Advanced Weather Applications in the area of information technology and business intelligence; Capro Ltd, an investment advisory and consultancy company specializing in consultancy and direct investment in growing businesses, in the extractive industry as Director of each of the East African Gold group companies, and for Cognetivity Ltd working on a SaaS solution for dementia diagnosis. He brings to the Company his abilities in strategic planning, corporate structuring, operations management, analytical modeling and the ability to raise capital to fund growth.

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

In 2001 Mr. Peace became Financial Controller and Company Secretary at Environmental Business Products Ltd, a high growth green-tech business in London.  The company doubled in size each year of his two-year period of office, from approximately $9 million to approximately $35 million.  Growth at that pace created a number of financial and business challenges, all of which were successfully tackled.

Pursuing a career in Mergers and Acquisitions, in 2003 Mr. Peace joined GE Capital where he managed activities relating to credit risk and then, in 2006, moved to GE Healthcare’s Business Development team, where he spent seven years leading finance teams in acquisitions, dispositions and setting up international joint ventures, in Europe, U.S., Russia and the Middle East.

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

ITEM 11. EXECUTIVE COMPENSATION

 Our named executive officers for 2017, which consist of our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, are:

•	Dr. Gergely Toth, our President and Chief Executive Officer;

•	Simon Peace, our Chief Financial Officer; and

•	Dr. Thomas Roger Sawyer, our Chief Operations Officer.

The following information sets out below outlines the compensation paid to our named executive officers for the fiscal years ended March 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Gergely Toth President and Chief Executive Officer	2017 2016	144,000 151,000	0 50,000	0 0	0 0	144,000 201,000
Simon Peace Chief Financial Officer	2017 2016	75,000 81,000	0 50,000	0 0	0 0	75,000 131,000

Thomas Roger Sawyer Chief Operations Officer	2017 2016	120,000 122,000	0 50,000	0 0	0 0	120,000 172,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information concerning the ownership as of June 27, 2017 of our common stock by our directors, our officers and each sole person who, to our knowledge, beneficially owns more than five (5%) percent of the outstanding shares of our common stock. The beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Beneficial Ownership	% of class (1)
Dr. Gergely Toth 2225 East Bayshore Road Palo Alto, CA 94303	10,079,147	37.1%
Simon Peace 2225 East Bayshore Road Palo Alto, CA 94303	1,037,703	3.8%
Dr. Thomas Roger Sawyer 2225 East Bayshore Road Palo Alto, CA 94303	1,037,703	3.8%
Directors as Group	12,154,553	44.8%
(1)
Based on 27,134,419 shares of common stock issued and outstanding on June 27, 2017 and, for each shareholder listed, any shares that may be acquired by such holder within the next 60 days pursuant to any options, warrants, convertible notes or other convertible securities held by such shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

In addition to the Consultancy Agreements with our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer, we have entered into certain other related party transactions.

Gergely Toth
On September 13, 2016, Gergely Toth, the Company CEO, advanced the Company approximately $10,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on October 18, 2016.

On January 3, 2017, Gergely Toth, the Company CEO, advanced the Company approximately $4,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on February 1, 2017.

Eden Professional Ltd
On July 22, 2016, the Company repaid approximately $15,000 to satisfy a loan note from Eden Professional Ltd, the service company of the Company CFO.

Max Zhu
On December 8, 2016, Max Zhu, an investor and consultant to the Company, advanced the Company $45,000 under a note.  The note has a term of six months.  The note attracts interest at 13% up to the end of the term, and 18% thereafter.  The company expects to repay the note once sufficient funds have been raised from other sources.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended March 31, 2017 and 2016 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2017	2016
Audit fees	$80,000	$59,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	6,000	-
Total fees	$86,000	$59,000

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

Cantabio Pharmaceuticals Inc.

Date: June 30, 2017	By:	/s/ Gergely Toth
	Name:	Gergely Toth
	Title:	President, Chief Executive Officer
Date: June 30, 2017	By:	/s/ Simon Peace
	Name:	Simon Peace
	Title:	Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gergely Toth	President, Chief Executive Officer and Director	June 30, 2017
Gergely Toth
/s/ Simon Peace	Chief Financial Officer and Director	June 30, 2017
Simon Peace
/s/ Thomas Roger Sawyer	Director	June 30, 2017
Thomas Roger Sawyer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Cantabio Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Cantabio Pharmaceuticals Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantabio Pharmaceuticals Inc., as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Marcum LLP

Marcum LLP
New York, NY
June 30, 2017

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS
Current Assets
Cash	$32,275	$52,110
Prepaid expenses	1,248	-
Total Current Assets	33,523	52,110

TOTAL ASSETS	$33,523	$52,110

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	377,893	225,498
Accrued technology access fee	140,142	173,414
Convertible debentures	322,256	-
Due to officers	-	6,420
Note payable related party	47,154	16,562
Total Current Liabilities	887,445	421,894
TOTAL LIABILITIES	$887,445	$421,894
Commitments
Stockholders' equity (deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized 26,805,270 shares issued and outstanding as of March 31, 2017 and 2016)	26,805	26,805
Stock Subscriptions	1,060,000	500,000
Additional paid in capital	167,324	99,324
Accumulated deficit	(2,108,051)	(995,913)

Total Stockholders' Equity (Deficit)	(853,922)	(369,784)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$33,523	$52,110

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31, 2017	March 31, 2016
Net Sales	-	-

Operating Expenses
Research and Development	350,310	149,159
General & administrative	718,959	691,778
Total Operating Expenses	1,069,269	840,937
Loss From Operations	(1,069,269)	(840,937)

Other Income & (Expenses)
Interest expense	(39,869)	-
Change in fair value of embedded derivative	(3,000)
Gain on extinguishment of obligation	-	107,884
Loss on foreign exchange	-	(18,275)
Total Other Income & (Expenses)	(42,869)	89,609
Net Loss	(1,112,138)	(751,328)

Basic and Diluted Loss per share	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	26,805,270	18,216,544

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common	Stock	Additional	Accumulated
	Shares	Stock	Subscriptions	Paid In	Deficit	Total
				Capital
Balance, March 31, 2015	14,824,324	$14,824	$-	$-	$(233,280)	$(218,456)
Cancellation of stock	(444,730)	(445)			445	-
Stock issued to acquire shell company	11,750,000	11,750			(11,750)	-
Stock subscriptions			600,000			600,000
Stock issued	675,676	676	(100,000)	99,324		-
Net Loss					(751,328)	(751,328)
Balance, March 31, 2016	26,805,270	$26,805	$500,000	$99,324	$(995,913)	$(369,784)
Stock subscriptions			560,000			560,000
Recognition of beneficial conversion feature associated with convertible debentures				68,000		68,000
Net Loss					(1,112,138)	(1,112,138)
Balance, March 31, 2017	26,805,270	$26,805	$1,060,000	$167,324	$(2,108,051)	$(853,922)

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,112,138)	$(751,328)
Adjustment to reconcile net loss to net cash from operating activities:
Gain on extinguishment of obligation	-	(107,884)
Accretion to note payable to related party	1,807	-
Amortization of debt discount	22,756	-
Change in fair value of embedded derivative	3,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	152,395	225,285
Accrued technology access fee	(33,272)	66,5533
Prepaid Expenses	(1,248)
Due to officers	(6,420)	2,714
Net cash used in operating activities	(973,120)	(564,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related party	59,368	33,755
Repayment of notes payable related party	(30,583)	(17,194)
Proceeds from issuance of convertible debentures, net of issuance costs	364,500	-
Share subscriptions	560,000	600,000
Net cash provided by financing activities	953,285	616,561
Net increase (decrease) in cash	(19,835)	51,901

Cash at beginning of period	52,110	209
Cash at end of period	$32,275	$52,110

Schedule of non-cash financing activities
Issuance of common stock in satisfaction of share subscription agreement	$-	$100,000
Recognition of beneficial conversion feature associated with convertible debentures	$68,000	$-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As of March 31, 2017, the Company had a working capital deficit of $0.85 million and losses from operations.
The Company typically raises capital which it spends on maintaining its research and corporate operations.  At this early stage in the life of the company funding is often short term in nature. While the Company has been proficient in raising funds in the past the short term nature of these funding cycles raises substantial doubt about the Company's ability to continue as a going concern within one year from the date of this filing.

Management is addressing going concern risk by seeking new sources of capital and is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet future working capital requirements.  Furthermore, strategic partnerships, most likely with larger pharmaceutical industry companies, will be needed to continue to fund research and development costs as our projects expand. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company beyond the next twelve months.

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

Principles of Consolidation
These financial statements include the accounts of the Company and its wholly-owned subsidiary.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable, convertible debentures and a loan payable to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Share Subscriptions
Under the terms of a subscription agreement the Company has received funds in advance of the issuance of stock.  The stock is issuable to the investors once the full subscription proceeds are received, which, as of the date of this filing, has not yet occurred.  The Company recorded the advance in equity.

Earnings (Loss) per Share
The Company calculates earnings per share using basic net income (loss) per common share be computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.   The Company does not compute diluted earnings per share because to do so would be anti-dilutive. Dilutive securities that were not considered in the computation for diluted net loss per share includes the convertible debentures that convert into 3,420,000 common shares, and 530,000 common shares which have not yet been issued under the stock subscriptions described in Note 7.

Recent Accounting Standards

Fiscal 2017 Accounting Pronouncement Adoptions

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about our ability to continue as a going concern. We adopted ASU No. 2014-15 in the first quarter of fiscal year 2017, and its adoption did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. We adopted ASU No. 2016-06 in Fiscal 2017, and its adoption did not have a material impact on our financial statements.

Fiscal 2018 Accounting Pronouncement Adoptions

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for us on April 1, 2018. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after March 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our financial statements.

NOTE 4 – Material Agreements

We maintain various agreements that that are important to our research and development activities.  Material agreements are laid out below.

NovAliX Collaboration Agreement – DJ-1
On November 12, 2015, Gardedam entered into an agreement with NovAliX Deutschland GmbH that replaced in its entirety a prior agreement, dated December 23, 2009, between Gardedam and NovAlix’s predecessor. Under the Agreement, NovAliX granted the Company a worldwide, perpetual, non-exclusive right to sublicense to use certain compounds, synthesized compounds and other information provided by NovAlix to use against the DJ-1 protein.

The new agreement modified the remaining amount owed of approximately $215,000 as of March 31, 2016 to approximately $120,000 on November 12, 2015. The new agreement resulted in a reduction in the Company’s accounts payable of approximately $107,000, which was recorded in other income and recorded in the fiscal year ended March 31, 2016.

Of the $120,000 due under the agreement, $32,000 fell due in November 2015, $40,000 was due by May 12, 2016 and $48,000 was due by November 12, 2016.  All these payments have been made and no amounts are due under the contract as of March 31, 2017.

NovAliX Collaboration Agreement – ABeta
On March 23, 2016, the Company entered into a collaboration agreement with NovAliX Deutschland GmbH to use technology related to the protein ABeta.  The terms of the agreement required an initial payment of approximately $80,000, payable within 4 years, whichis recognized in the balance sheet as an accrued technology access fee. As of March 31, 2017 and 2016, approximately $90,000 and $80,000 was accrued and outstanding under this agreement.

A milestone payment of approximately $80,000 is payable upon commercialization of the technology.

Purdue Research Foundation Licensing Agreement - DJ-1 Small Molecule
On April 1, 2016, we entered into a trade secret license agreement with Purdue Research Foundation (“PRF”).  Pursuant to this agreement, we received licenses to use certain information generated at Purdue University related to the DJ-1 compounds. These licenses include a worldwide, exclusive license to use that information to manufacture, use and sell products to diagnose, prevent and treat diseases and a worldwide, non-exclusive license under PRF’s rights in any invention for research and development of DJ-1 compounds. The license fee is $50,000, payable in five equal annual instalments. The first instalment of $10,000 fell due in July 2016 and was paid. As of March 31, 2017, $40,000 was accrued under this agreement.

Cambridge Enterprise Licensing Agreement - Tau
On September 7, 2016, we entered into a global licensing agreement with Cambridge Enterprise to use certain technology connected to the Tau small molecule project conducted at Cambridge University in conjunction with the Max Planck Institute. The agreement defined an initial payment of $12,564 which has been paid by the Company, followed by further payments upon reaching the following milestones:

i)	Internal Declaration of Candidate - $12,564 for technology based patents or $25,128 for data based patents;
ii)
First dose in man or initiation of any Phase I Trial of each Licensed Product - $12,564 for technology based patents or $25,128 for data based patents - $87,948 for technology based patents or $175,896 for data based patents;

iii)	Initiation of any phase II trial of each Licensed Product - $125,640 for technology based patents or $251,280 for data based patents;
iv)	Initiation of any phase III trial of any Licensed Product - $125,640 for technology based patents or $628,200 for data based patents;
v)	First approval or marketing authorisation of each Licensed Product in the United States or European Union - $125,640 for technology based patents or $628,200 for data based patents; and
vi)	Reimbursement approval in the U.S. - $125,640 for technology based patents or $628,200 for data based patents.

NOTE 5 – RELATED PARTY TRANSACTIONS

Toth and Associates LTD
On July 1, 2016, the Company entered into a consulting agreement with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO.  The agreement calls for a standard monthly fee of approximately $12,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event, (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any 3rd party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

The Company incurred consulting fees of approximately $144,000 for the year ended March 31, 2017. As of March 31, 2017, Toth and Associates LTD was owed approximately $86,000, comprising $36,000 unpaid fees from fiscal year 2017 and $50,000 bonus carried over from fiscal year 2016.  The $86,000 is included in Accounts payable.

In the year ended March 31, 2016, the Company incurred consulting fees and bonuses of approximately $200,000. As of March 31, 2016, Toth and Associates LTD was owed approximately $62,000, comprising $12,000 fees and $50,000 bonus.

Capro LTD
On July 1, 2016, the Company entered a consulting agreement with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO.  The agreement calls for a standard monthly fee of approximately $10,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any 3rd party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

The Company incurred consulting fees and bonuses of approximately $120,000 for the year ended March 31, 2017. As of March 31, 2017, Capro LTD was owed approximately $73,000, comprising $23,000 unpaid fees from fiscal year 2017 and $50,000 bonus carried over from fiscal year 2016.  The $73,000 is included in Accounts payable.

In the year ended March 31, 2016, the Company incurred consulting fees and bonuses of approximately $170,000. As of March 31, 2016, Capro LTD was owed approximately $60,000, comprising $10,000 fees and $50,000 bonus.

Eden Professional LTD
On July 1, 2016, the Company entered a consulting agreement with Eden Professional LTD for Mr. Simon Peace to act as the Company’s CFO.  The agreement calls for a standard monthly fee of approximately $6,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any 3rd party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

The Company incurred consulting fees and bonuses of approximately $75,000 for the year ended March 31, 2017. As of March 31, 2017, Eden Professional LTD was owed approximately $69,000, comprising $19,000 unpaid fees from fiscal year 2017 and $50,000 bonus carried over from fiscal year 2016.  The $69,000 is included in Accounts payable.

In the year ended March 31, 2016, the Company incurred consulting fees and bonuses of approximately $130,000. In addition to the amounts under the note payable referred to in Note 6 below, as of March 31, 2016, Eden Professional LTD was owed approximately $56,000, comprising $6,000 fees and $50,000 bonus.

Max Zhu
Max Zhu, and investor in and lender to the Company, also works as Head of Computer Aided Drug Design for the Company under a consultancy contract.  In the year ended March 31, 2017, the Company paid fees to Mr. Zhu under this contract totaling $24,000. In the year ended March 31, 2016, the Company paid fees to Mr. Zhu totaling $18,000.

NOTE 6 – NOTES PAYABLE RELATED PARTIES

Gergely Toth
On September 13, 2016, Gergely Toth, the Company’s CEO, advanced the Company approximately $10,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on October 18, 2016.
On January 3, 2017, Gergely Toth advanced the Company approximately $4,000 under a note.  The note bore no interest and was payable on demand.  That note was repaid on February 1, 2017.

Eden Professional Ltd
On July 22, 2016, the Company repaid approximately $15,000 to satisfy a loan note from Eden Professional Ltd, the service company of the Company’s CFO.  The note bore no interest.

Max Zhu
On December 8, 2016, Max Zhu, an investor and consultant to the Company, advanced the Company $45,000 under a note.  The note has a term of six months, maturing on June 8, 2017.  The note accrues interest at 13% up to the end of the term, and 18% thereafter.

Prior Year Notes Payable Related Parties
In the year ended March 31, 2016, the officers of the Company loaned funds totaling $34,000 to the company to fund operating expenses. The loans were unsecured, non-interest bearing, and had no specific terms of repayment. As of March 31, 2016, the balance outstanding was $16,562.

NOTE 7 – CAPITAL STOCK

Stock Subscriptions
On April 12, 2015, we entered into a memorandum of understanding (“MOU”) with a group of investors, and subsequently on October 21, 2015, we entered into an Investment Agreement with these investors for $1,500,000 to be payable in several tranches.

Upon payment of each tranche the Company was to issue shares to the investors equal to the value of the tranche divided by the higher of (i) $2.00 or (ii) the average of the closing sales price of the Company’s common stock on each of the five days prior to the date that payment for such tranche is due.  The shares were to be issued to escrow until all payments had been made.

Upon completion of the payments due under the agreements, the investors will have a twelve-month option to invest up to an additional $1,000,000 into the Company on the same terms.

On June 7, 2016, we signed an Addendum (the “Addendum”) to the Investment Agreement providing for an additional $60,000 of investment on the same terms as the Investment Agreement.  The funding was paid to the Company within the terms of the Addendum on June 8, 2016.

Final Placement
To date no shares have been issued to escrow due to management’s uncertainty over the investors’ appetite to complete the funding arrangement following a fall in share price.  To date the investors are due to receive 530,000 shares for the $1,060,000 already invested.  The final tranche of $500,000 was due in October 2016, but to date that payment has not been made.

Prior Year Capital Stock Issuances
Approximately 11.8 million shares were issued in connection with a reverse merger that was consummated.

Approximately 0.7 million shares were issued associated with a capital raise for proceeds of $0.1 million.

NOTE 8 – COMMITMENTS

Leases on Property
The Company has a $1,300 month to month lease on an office property in Sunnyvale, CA.

On March 2, 2017, the Company resigned its annual lease on a Laboratory in Budapest, Hungary.  The monthly lease payments total approximately $2,700, and the lease term was 1 year.  The lessor may terminate upon non-payment of rent, and the Company may terminate if the laboratory is not operational for 15 days or more.

NOTE 9 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended March 31, 2017 and 2016.

The difference between the statutory federal tax rate of 34% and the effective tax rate is summarized below:

	March 31,	March 31,
	2017	2016
Federal tax at statutory rate:	34.0%	34.0%
State taxes (net of Federal benefit)	5.8%	5.8%
Permanent differences	-0.9%	-0.1%
Change in Valuation Allowance	-38.9%	-39.7%
Provision for Income Taxes	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:
	March 31,	March 31,
	2017	2016
Net Operating Loss Carryforwards	$738,000	305,000
Accrued Bonus	60,000	60,000
Less: Valuation Allowance	(798,000)	(365,000)
Net Deferred Tax Asset	$-	-

At March 31, 2016 and 2017, the Company has provided a full valuation allowance against its net deferred assets since realization of these benefits is not more likely than not.  At March 31, 2017, the Company had federal and state net operating loss tax carryforwards of approximately $1.9m.  These net operating loss carryforwards expire in various amounts starting in 2029.  The utilization of the federal and state net operating loss carryforwards will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. In addition, the maximum annual use of net operating loss is limited in certain situations where changes occur in stock ownership.

As of March 31, 2016 and 2017, the Company had no unrecognized tax benefits. To date, no tax returns have been filed by the Company. Net operating losses cannot be used against future income until returns are filed. Until those tax returns are filed by the Company, all tax years will remain open to examination by federal tax and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities.

NOTE 10 – CONVERTIBLE DEBENTURES

Background
On January 25, 2017, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (as amended the “Debentures”) with a maturity date of January 25, 2018 in the aggregate principal amount of up to $600,000 (the “Transaction”), provided that in case of an event of default, the Debentures may become at the holder’s election immediately due and payable. The initial closing of the Transaction occurred on January 25, 2017 when the Company issued a Debenture for $300,000.  A second closing for $150,000 occurred on March 2, 2017 and a third closing for $150,000 occurred on May 3, 2017. The Debentures bear interest at the rate of 5% per annum.  In addition, the Company must pay to the holder a fee equal to 7% of the amount of the Debentures to assist in their monitoring costs for the Debentures. The net proceeds of the financing will be used for general corporate matters and for other expenses.

Conversion Features
The Debentures may be converted at any time on or prior to maturity at the lower of $0.3107 or 93% of the average of the three lowest daily volume weighted average price (VWAP) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture, the conversion price may never be less than $0.05.

Any time after the six-month anniversary of the issuance of a Debenture that the daily VWAP is less than $0.05 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred.  Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date.  The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment.  Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment begin deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

Debt discount, embedded redemption feature and beneficial conversion feature
Upon issuance of the Debentures in the first and second closings, the Company recognized an aggregate debt discount of approximately $175,000 to the aggregate $450,000 principal value of Debentures, comprised the following:

Fees paid to an affiliate of the lender	$	$ 86,000
Beneficial conversion feature		68,000
Estimated fair value of embedded derivative		21,000)
Aggregate discount amount		$$175,000

The debt discount is presented net of the related Debenture balance in the Consolidated Balance Sheets and is amortized to interest expense over the Debenture’s term using the effective interest method.

Beneficial Conversion Feature
At the time of each closing, the Debenture’s effective conversion price was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on each issuance date, resulting in a discount to the Debenture with a corresponding credit to additional paid-in capital.

Embedded Derivative
The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations. The Company estimated the fair value of the monthly payment provision, as of the issuance date and March 31, 2017 using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized in calculating the embedded derivative upon issuance and at March 31, 2017 was calculated using the following key inputs:
Key Inputs
Stock price	$0.16 - $0.23
Probability of Triggering Date	23.3% - 34.7%
Volatility	206.9%
Risk-free rate	0.82% - 1.03%
Discount rate	39.6%

The maximum redemption was discounted at 39.6%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate of the embedded derivative is a Level 3 measurement.  The roll-forward of the Level 3 fair value measurement, for the three months ended March 31, 2017, is as follows:

Balance at January 1, 2017	Issuance	Net unrealized (gain)/loss	Balance at March 31, 2017
-	$21,000	$3,000	$24,000

The carrying value of the Debentures, as of March 31, 2017, is comprised of the following:

Secured Convertible Debenture at March 31, 2017:
Principal value of 5%, convertible	$450,000
Fair value of embedded derivative	24,000
Debt discount	(151,744)
Carrying value of Secured Convertible Debenture Note	$322,256

As of March 31, 2017, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $550,000. The fair value estimate is based on the estimated option value of the conversion terms. The conversion price was $0.1316 as of March 31, 2017. The estimated fair value represents a Level 3 measurement.

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

NOTE 11 - SUBSEQUENT EVENTS

Receipt of further investment funds
On May 3, 2017, the Company received further investment totaling $150,000 under the January 25, 2017 convertible debentures agreement referred to in Note 10.

 At the time of this third closing, for no additional consideration, the Company and the Buyer agreed that the Original Debentures (first and second closings) shall be exchanged for New Convertible Debentures. All interest that has accrued on an Original Debenture shall be deemed to have accrued on the New Convertible Debenture for which it is exchanged. The date of issuance of each such New Convertible Debenture shall be deemed to be the issuance date of the Original Debenture for which it is exchanged.

Issuance of shares
On May 17, 2017, the Company issued 129,149 shares to research staff working for the Company, and on May 22, 2017, the Company issued 200,000 shares as part payment for investor relations services supplied to the Company.