Form 10-Q
period 2017-06-30
Cantabio Pharmaceuticals Inc.
filed 2017-08-14
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X
			Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   X No

As of August 10, 2017, there were 27,134,419 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

 PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	March 31,
	2017	2017

ASSETS
Current Assets
Cash	$5,001	$32,275
Prepaid expenses	-	1,248
Total Current Assets	5,001	33,523

TOTAL ASSETS	$5,001	$33,523

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	465,746	377,893
Accrued technology access fee	150,155	140,142
Convertible debentures	472,449	322,256
Note payable related party	48,420	47,154
Total Current Liabilities	1,136,770	887,445
TOTAL LIABILITIES	$1,136,770	$887,445
Commitments
Stockholders' equity (deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized, 27,134,419 and 26,805,270 shares issued and outstanding as of June 30, 2017 and March 31, 2017 respectively)	27,134	26,805
Stock Subscriptions	1,060,000	1,060,000
Additional paid in capital	241,544	167,324
Accumulated deficit	(2,460,447)	(2,108,051)

Total Stockholders' Equity (Deficit)	(1,131,769)	(853,922)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,001	$33,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Operating costs and expenses
Research and development	97,192	112,732
General & administrative	190,733	154,328
Total operating costs and expenses	287,925	267,060
Loss from operations	(287,925)	(267,060)

Other income & (expenses)
Interest expense	(74,471)	(3,869)
Change in fair value of embedded derivative	10,000
Foreign currency transaction gain (loss)	-	5,062
Total other income & (expenses)	(64,471)	1,193
Net loss	(352,396)	(265,867)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	27,004,613	26,805,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(352,396)	$(265,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion to note payable to related party	1,266	-
Amortization of debt discount	58,130	-
Accrued debenture interest	10,062	-
Change in fair value of embedded derivative	(10,000)	-
Stock issued in lieu of services	39,549	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	87,855	15,294
Accrued technology access fee	10,012	10,351
Prepaid Expenses	1,248	---
Net cash used in operating activities	(154,274)	(240,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debenture, net of issuance costs	127,000	-
Share subscriptions	-	385,000
Net cash provided by financing activities	127,000	385,000
Effect of exchange rate changes on cash	-	(1,287)
Net increase (decrease) in cash	(27,274)	143,491

Cash at beginning of period	32,275	52,110
Cash at end of period	$5,001	$195,601

Schedule of non-cash financing activities
Recognition of beneficial conversion feature associated with convertible debentures	$35,000	$-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As of June 30, 2017, the Company had a working capital deficit of approximately $1.1 million and losses from operations of approximately $288,000.

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

Management is addressing going concern risk by seeking new sources of capital and is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet future working capital requirements.  Furthermore, strategic partnerships, most likely with larger pharmaceutical industry companies, will be needed to continue to fund research and development costs as our projects expand. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company for at least twelve months from issuance of these consolidated financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on June 30, 2017.

Recent Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our financial statements.

NOTE 4 – MATERIAL AGREEMENTS

There have been no material changes in the Company’s material agreements to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on June 30, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Toth and Associates LTD
On July 1, 2016, the Company entered into a consulting agreement with Toth and Associates, LTD for Dr. Toth to act as the Company’s CEO.  The standard monthly fee is approximately $13,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event, (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any third party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

The Company incurred consulting fees of approximately $40,000 for the quarter ended June 30, 2017. As of June 30, 2017, Toth and Associates LTD was owed approximately $110,000, comprising $60,000 unpaid fees from fiscal years 2017 and 2018, and $50,000 bonus carried over from fiscal year 2016.  The $110,000 is included in accounts payable.

In the quarter ended June 30, 2016, the Company incurred consulting fees and bonuses of approximately $36,000. As of March 31, 2017, Toth and Associates LTD was owed approximately $86,000, comprising $36,000 fees and $50,000 bonus.

Capro LTD
On July 1, 2016, the Company entered a consulting agreement with Capro, LTD for Dr. Thomas Sawyer to act as the Company’s COO.  The standard monthly fee is approximately $11,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any third party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

The Company incurred consulting fees and bonuses of approximately $33,000 for the quarter ended June 30, 2017. As of June 30, 2017, Capro LTD was owed approximately $93,000, comprising $43,000 unpaid fees from fiscal years 2017 and 2018, and $50,000 bonus carried over from fiscal year 2016.  The $93,000 is included in accounts payable.
In the quarter ended June 30, 2016, the Company incurred consulting fees and bonuses of approximately $30,000. As of March 31, 2017, Capro LTD was owed approximately $73,000, comprising $23,000 fees and $50,000 bonus.

Eden Professional LTD
On July 1, 2016, the Company entered a consulting agreement with Eden Professional LTD for Mr. Simon Peace to act as the Company’s CFO.  The standard monthly fee is approximately $7,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event and (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any third party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

The Company incurred consulting fees and bonuses of approximately $21,000 for the quarter ended June 30, 2017. As of June 30, 2017, Eden Professional LTD was owed approximately $82,000, comprising $32,000 unpaid fees from fiscal years 2017 and 2018, and $50,000 bonus carried over from fiscal year 2016.  The $82,000 is included in accounts payable.
In the quarter ended June 30, 2016, the Company incurred consulting fees and bonuses of approximately $19,000. In addition to the amounts under the note payable referred to in Note 6 below, as of March 31, 2017, Eden Professional LTD was owed approximately $69,000, comprising $19,000 fees and $50,000 bonus.

Max Zhu
Max Zhu, an investor in and lender to the Company, also works as Head of Computer Aided Drug Design for the Company under a consultancy contract.  In the quarter ended June 30, 2017, the Company paid fees to Mr. Zhu under this contract totaling $6,000. In the quarter ended June 30, 2016, the Company paid fees to Mr. Zhu totaling $6,000.

NOTE 6 – NOTES PAYABLE RELATED PARTIES

On December 8, 2016, Max Zhu, an investor and consultant to the Company, advanced the Company $45,000 under a note.  The note has a term of six months, which matured on June 8, 2017.  The note accrues interest at 13% up to maturity, and 18% thereafter.

NOTE 7 – CAPITAL STOCK

Issuance of shares
On May 15, 2017, the Company issued 129,149 shares, at a fair value of $15,149, to research staff of the Company, in recognition of their long term commitment.

On May 22, 2017, the Company issued 200,000 shares, at a fair value of $24,400, as part payment for investor relations services supplied to the Company.

NOTE 8 – CONVERTIBLE DEBENTURES

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

Debt discount, embedded redemption feature and beneficial conversion feature
Upon issuance of the Debentures in the three closings, the Company recognized an aggregate debt discount of approximately $239,000 to the aggregate $600,000 principal value of Debentures, comprised approximately of the following:

Fees paid to an affiliate of the lender		$109,000)
Beneficial conversion feature		103,000
Estimated fair value of embedded derivative		27,000)
Aggregate discount amount	$	$239,000

The debenture is presented net of the related debt discount and the discount is amortized to interest expense over the Debenture’s term using the effective interest method.

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

Embedded Derivative
The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statements of Operations. The Company estimated the fair value of the monthly payment provision, as of the issuance date and June 30, 2017 using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized in calculating the embedded derivative upon issuance and at June 30, 2017 was calculated using the following key inputs:
Key Inputs
Stock price	$0.11 - $0.23
Probability of Triggering Date	3.5% - 25.3%
Volatility	213.7%
Risk-free rate	0.82% - 1.14%
Discount rate	39.6%

The maximum redemption was discounted at 39.6%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate of the embedded derivative is a Level 3 measurement.  The roll-forward of the Level 3 fair value measurement, for the three months ended June 30, 2017, is as follows:

Balance at March 31, 2017	Issuance	Net unrealized (gain)/loss	Balance at June 30, 2017
24,000	$6,000	$(10,000)	$20,000

The carrying value of the Debentures, as of June 30, 2017, is comprised of the following:

Secured Convertible Debenture at June 30, 2017:
Principal value of 5%, convertible	$600,000
Fair value of embedded derivative	20,000
Accrued Interest	10,063
Debt discount	(157,614)
Carrying value of Secured Convertible Debenture Note	$472,449

As of June 30, 2017, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $650,000. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

As of June 30, 2017, there were 27,134,419 shares of our common stock outstanding, of which 12,523,878 shares were held by non-affiliates. If the selling stockholder converts the Convertible Notes, the ownership position of the shareholders prior to the conversion would be diluted. If the selling stockholder converts the Convertible Notes into all of the 4,000,000 shares being offered by this prospectus, such shares would represent 12.8% of all of our then outstanding shares and 24.2% of the then total number of shares held by non-affiliates (assuming no further issuances).

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

Note 9 – SUBSEQUENT EVENTS

Note payable to related party
On July 3, 2017, the Company entered into a convertible debt arrangement with Max Zhu for $75,000.  The conversion of the loan shall be at a price which is the lower of $0.08 per share and 80% of the lowest calculated volume-weighted average price of the stock during the five days before the date of the conversion notice.
The agreement included an amendment to the earlier loan of $45,000 such that both will now be on the same terms as this new loan.

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

As of June 30, 2017, we had $5,001 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Results of Operations for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Our operating expenses increased to $287,925 for the three months ended June 30, 2017 from $267,060 in the three months ended June 30, 2016.  The R&D spend of $97,192 in the three months to June 30, 2017 did not include certain R&D licenses which were purchased in the prior year, but also includes fewer third party research spend due to spending constraints.  This is to be compared with $112,732 on R&D in the same period in 2016.  There was also an increase of approximately $36,000 in General and Administrative expenses primarily driven by increased legal and professional fees and investor relations expenses related to fundraising activities.

We generated Other Expense in the three months ended June 30, 2017 of $64,471 made up of $74,471 of interest expense, partially offset by a gain in the value of an embedded derivative of $10,000.  Other Income for the same period of 2016 was $1,193 made up of interest of $3,869 more than offset by currency gains of $5,062.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Liquidity and Capital Resources

At June 30, 2017, we had $5,001 in current assets, consisting entirely of cash on hand. Our total current liabilities as of June 30, 2017, were $1,136,770. Thus, we had negative working capital of $1,131,769 as of June 30, 2017.

Cash Flows from Financing Activities. During the three months ended June 30, 2017, financing activities provided $127,000 through a convertible debenture facility.  This compares to $385,000 raised in funds for issuance of future equity during the same period last year.

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

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the year ended June 30, 2017, due to the following:

1.	Failure to design and maintain a set of disclosure and control procedures

2.	Lack of segregation of duties as a result of limited personnel.

3.	Lack of Functioning Audit Committee - We do not have an Audit Committee, our board of directors currently acts as our Audit Committee. We do not have an independent director.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2017, the Company entered into a convertible debt arrangement with Max Zhu for $75,000 and amended an existing loan of $45,000.  The conversion of these loans shall be at a price which is the lower of $0.08 per share and 80% of the lowest calculated volume-weighted average price of the stock during the five days before the date of the conversion notice. We made these issuances in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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
August 14, 2017

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
August 14, 2017