Form 10-Q
period 2017-09-30
Cantabio Pharmaceuticals Inc.
filed 2017-11-14
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54906

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

844-200-2826
Registrant’s telephone number, including area code

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

As of November 13th, 2017, there were 28,993,430 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2017	2017

ASSETS
Current Assets
Cash	$51,195	$32,275
Prepaid expenses	-	1,248
Total Current Assets	51,195	33,523

TOTAL ASSETS	$51,195	$33,523

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$610,456	$377,893
Accrued technology access fee	157,831	140,142
Convertible debentures	522,408	322,256
Convertible debt related party	209,383	-
Note payable related party	-	47,154
Total Current Liabilities	1,500,078	887,445
TOTAL LIABILITIES	$1,500,078	$887,445
Commitments
Stockholders' equity (deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized, 27.4 and 26.8 million shares issued and outstanding as of September 30, 2017 and March 31, 2017 respectively)	27,437	26,805
Stock Subscriptions	1,060,000	1,060,000
Additional paid in capital	269,419	167,324
Accumulated deficit	(2,805,739)	(2,108,051)

Total Stockholders' Equity (Deficit)	(1,448,883)	(853,922)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$51,195	$33,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research & development	$98,904	$69,070	$196,096	$181,802
General & administrative	177,435	218,521	368,169	372,849
Total operating expenses	276,339	287,591	564,265	554,651
Loss from operations	(276,339)	(287,591)	(564,265)	(554,651)
Other income (expense):
Interest expense	(112,952)	(3,995)	(187,423)	(7,864)
Change in fair value of embedded derivatives	44,000		54,000
Foreign currency transaction gain (loss)	-	(1,962)	-	3,100
Total other expense, net	(68,952)	(5,957)	(133,423)	(4,764)

Net loss	$(345,291)	$(293,548)	$(697,688)	$(559,415)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	27,284,000	26,805,000	27,145,000	26,805,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(697,688)	$(559,415)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	156,406	-
Change in fair value of embedded derivative	(54,000)	-
Stock issued in lieu of services	39,549	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	232,564	31,638
Accrued technology access fee	17,688	16,256
Accrued debenture interest	21,153	-
Due to officers	-	(6,420)
Prepaid Expenses	1,248	---
Net cash used in operating activities	(283,080)	(519,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt related party, net of issuance cost	175,000	-
Proceeds from issuance of convertible debenture, net of issuance cost	127,000	-
Proceeds from notes payable related party		10,022
Repayment to notes payable related party		(15,328)
Share subscriptions	-	485,000
Net cash provided by financing activities	302,000	479,694

Net increase (decrease) in cash	(18,920)	(39,481)

Cash at beginning of period	32,275	52,110
Cash at end of period	$51,195	$12,629

Schedule of non-cash financing activities
Recognition of beneficial conversion feature associated with convertible debentures	$35,000	$-
Conversion of Secured Convertible Debentures (Principal and Interest) into Common Shares	27,178	-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As of September 30, 2017, the Company had a working capital deficit of approximately $1.4 million and losses from operations of approximately $0.6 million.

The Company typically raises capital which it spends on maintaining its research and corporate operations. At this early stage in the life of the Company funding is often short term in nature. While the Company has been proficient in raising funds in the past the short-term nature of these funding cycles raises substantial doubt about the Company's ability to continue as a going concern within one year from the date of this filing.

Management is addressing going concern risk by seeking new sources of capital and is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet future working capital requirements. Furthermore, strategic partnerships, most likely with larger pharmaceutical industry companies, will be needed to continue to fund research and development costs as our projects expand. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company for at least twelve months from issuance of these condensed consolidated financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has developed the additional accounting policies below. Aside from these additions to the Company’s accounting policies there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on June 30, 2017.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company has been estimated using a valuation pricing model, at each measurement date that incorporates various inputs including remaining contractual term, stock volatility, risk free rate and dividend yield.

Equity-linked Financial Instruments

Certain of the Company’s debt instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815, Derivatives and Hedging. Under this guidance, the Company recognizes the embedded derivatives at fair value and records a gain or loss resulting from the change in fair values at the end of each reporting period. In connection with issuance of the Company’s Zhu Notes, beginning on July 3, 2017, the Company became contingently obligated to issue shares in excess of the 250 million authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these and other share-settled obligations to potentially be settled in cash. The Company applies a sequencing policy regarding share settlement wherein equity-linked financial instruments with the earliest issuance date would be settled first. Thus, all equity-linked financial instruments, which are convertible or exercisable into common stock, issued concurrent or subsequent to the Zhu Notes are classified as derivative liabilities, with the exception of instruments related to employee share-based compensation.

Sequencing

As of July 3, 2017, the Company adopted a sequencing policy whereby all future equity-linked instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Recent Accounting Standards

Fiscal 2019 Accounting Pronouncement Adoptions

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

NOTE 4 – MATERIAL AGREEMENTS

There have been no material changes in the Company’s material agreements to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on September 30, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Toth and Associates LTD
On July 1, 2016, the Company entered into a consulting agreement with Toth and Associates LTD for Dr. Toth to act as the Company’s CEO. The standard monthly fee is approximately $13,000 plus any additional uncontracted hours at the same rate, and bonuses as follows (A) upon raising of capital on behalf of, or as part of the Company, an amount equal to 1.5% of the capital raised, (B) increasing the performance of the Company as measured by valuation in either an agreed valuation in the context of an investment or, in the case of a public company, market capitalization reaching $30.0 million, a fixed bonus of $50,000, payable wholly or in mutually agreed tranches over a 6 month period subsequent to the valuation event, (C) on the issuance of new stock for the purposes of a capital raise of an amount over $5.0 million, common stock equal to 1% of the Company’s post-investment issued share capital and (D) in the event of the Company, including any affiliated entities, securing a licensing agreement with any third party, an amount equivalent to 1.5% of any payments to the Company under such licensing agreement.

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

Costs incurred associated with related party transactions noted above included in general and administrative in the statement of operations are as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Toth and Associates LTD	$40,000	$36,000	$80,000	$72,000
Capro LTD	33,000	30,000	66,000	60,000
Eden Professional LTD	21,000	19,000	42,000	38,000
Max Zhu Consulting (1)	6,000	6,000	12,000	12,000

Total related party transactions	$100,000	$91,000	$200,000	$182,000

(1)
Max Zhu, an investor in and lender to the Company, also works as Head of Computer Aided Drug Design for the Company under a consultancy contract.

Accounts payable and accrued expenses includes amounts payable to related parties of $0.4 and $0.2 million for the period ended September 30, 2017 and March 31, 2017, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

On January 25, 2017, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (as amended the “Debentures”) with a maturity date of January 25, 2018 in the aggregate principal amount of up to $600,000 (the “Transaction”), provided that in case of an event of default, the Debentures may become at the holder’s election immediately due and payable. The initial closing of the Transaction occurred on January 25, 2017 when the Company issued a Debenture for $300,000. A second closing for $150,000 occurred on March 2, 2017 and a third closing for $150,000 occurred on May 3, 2017. The Debentures bear interest at the rate of 5% per annum. In addition, the Company must pay to the holder a fee equal to 7% of the amount of the Debentures to assist in their monitoring costs for the Debentures. The net proceeds of the financing were used for general corporate matters and for other expenses.

The Debentures may be converted at any time on or prior to maturity at the lower of $0.3107 or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture, the conversion price may never be less than $0.05.

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

Fees paid to an affiliate of the lender	$109,000
Beneficial conversion feature	103,000
Estimated fair value of embedded derivative	27,000
Aggregate discount amount	$239,000

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

Embedded Derivative
The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statements of Operations. The Company estimated the fair value of the monthly payment provision, as of the issuance date and September 30, 2017 using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized in calculating the embedded derivative upon issuance and at September 30, 2017 was calculated using the following key inputs:

Key Inputs
Stock price	$0.052 - $0.23
Probability of Triggering Date	5.8–40.9%
Volatility	213.7%
Risk-free rate	0.82–1.20%
Discount rate	39.6%

The maximum redemption was discounted at 39.6%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate of the embedded derivative is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the three months ended September 30, 2017, is as follows:

Balance at March 31, 2017	Issuance	Net unrealized (gain)/loss	Balance at September 30, 2017
24,000	$$6,000	$ $(3,000)	$$27,000

The carrying value of the Debentures, as of September 30, 2017, is comprised of the following:

Secured Convertible Debenture at September 30, 2017:
Principal value of 5%, convertible	$575,000
Fair value of embedded derivative	27,000
Accrued Interest	14,399
Debt discount	(93,991)
Carrying value of Secured Convertible Debenture Note	$522,408

As of September 30, 2017, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.6 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

On August 16, 2017, holders of approximately $27,000 in principal amount and accrued interest with respect to Secured Convertible Debentures exercised the conversion option and converted into 0.3 million shares of common stock. The Company recognized additional interest expense of approximately $6,000 upon the conversion resulting from the remaining unamortized debt discount.

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

NOTE 7 – CONVERTIBLE DEBT RELATED PARTY

On July 3, 2017 and August 31, 2017, the Company issued convertible notes payable to Max Zhu for an aggregate principal balance of $220,000, in exchange for cash of $175,000 and the exchange of a note payable to Mr. Zhu with a principal balance of $45,000. The extinguished notes payable was fully matured.

The convertible notes payable have a six-month term and incurs interest at rates ranging from 18% to 23% through maturity. If the notes are not repaid within the six-month term, the interest rate increases on each note to rates ranging from 23% to 28%. The Company has the option to settle the principal and all accrued interest of each note in cash or shares and the Company may prepay the principal and all accrued interest, in cash or shares, without penalty. The note holder has the right to convert all or any portion of the outstanding principal and accrued interest of each note into common shares of the Company at a conversion price of the lesser of: (i) $0.08 per share, or (ii) a price equal to 80% of the lowest VWAP during the five consecutive days before the notice of conversion.

Upon issuance of the convertible notes, the Company recognized an aggregate debt discount of approximately $0.2 million relating to the bifurcated embedded conversion option. At the end of the fiscal period, the bifurcated embedded conversion option was measured at fair value of $0.1 million, resulting in a gain of $0.1 million.

The analysis utilized in calculating the embedded derivative upon issuance and at September 30, 2017 was calculated using the following key inputs:

Key Inputs
Stock price	$$0.05- $0.11
Contractual term	0.3 - 0.5 years
Volatility	124.2-159.3%
Risk-free rate	1.1%

The fair value estimate of the embedded derivative is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the three months ended September 30, 2017, is as follows:

Balance at Issuance	Net unrealized (gain)/loss	Balance at September 30, 2017
159,000	$ $(52,000)	$$107,000

The carrying value of the Notes, as of September 30, 2017, is comprised of the following:

Secured Convertible Debenture at September 30, 2017:
Principal value of 5%, convertible	$220,000
Fair value of embedded conversion option	107,000
Accrued Interest	6,730
Debt discount	(124,347)
Carrying value of Secured Convertible Debenture Note	$209,383

As of September 30, 2017, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.3 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

NOTE 8 – CAPITAL STOCK

Issuance of shares for consulting services.

Through September 30, 2017 the Company issued approximately 0.3 million shares with a fair value of approximately $40,000 as compensation for services performed.

Issuance of shares for conversions of debt
On August 16, 2017, the Company issued 0.3 million shares upon conversion of approximately $27,000 of debentures and accrued interest by an investor.

Potentially dilutive securities
	September 30,	September 30,
	2017	2016
Potentially dilutive securities
Convertible debentures (Note 6)	11,331,000	-
Convertible debt related party (Note 7)	5,450,000	-

Note 9 – SUBSEQUENT EVENTS

During October 2017, the Company issued approximately 1.6 million shares upon conversion of approximately $76,000 of debentures.

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

As of September 30, 2017, we had approximately $51,000 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock. Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Results of Operations for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Our operating expenses decreased to $276,339 for the three months ended September 30, 2017 from $287,591 in the three months ended September 30, 2016. The R&D spend of $98,904 in the three months to September 30, 2017 compares with $69,070 on R&D in the same period in 2016, the increase being due to growth in the R&D organisation and payment of a license fees. There was a decrease of approximately $41,000 in General and Administrative to $177,435 in the three months to September 30, 2017 from $218,521 in the three months to September 30, 2016. The decrease was driven by decreased legal and professional fees related to fundraising activities in 2016 and by careful management of travel and general expenses.

We generated Other Expense in the three months ended September 30, 2017 of $68,952 made up of $112,952 of interest expense, the majority of which relates to amortization of debt discount connected with convertible instruments, offset by a gain in the value of embedded derivatives of $44,000. Other Income for the same period of 2016 was $5,957 made up of $3,995 interest expense relating to a technology license and $1,962 of foreign currency transaction loss.

Results of Operations for the six months ended September 30, 2017, as compared to the six months ended September 30, 2016.

Our operating expenses increased to $564,265 for the six months ended September 30, 2017 from $554,651 in the six months ended September 30, 2016. R&D spend of $196,096 in the six months to September 30, 2017, compared to $181,802 in the same period in 2016 driven by higher staff costs in 2017 partially offset by lower third-party R&D costs. There was a slight decrease in General and Administrative expenses to $368,169 in the six months to September 30, 2017 from $372,849 in the same period in 2016.

Other Expense in the six months ended September 30, 2017 was $133,423 made up of $187,423 of interest expense, the majority of which relates to amortization of debt discount connected with convertible instruments, offset by a gain in the value of embedded derivatives of $54,000. In the six months to September 30, 2016, Other Expense was $4,764, made up of $7,864 of interest expense partially offset by $3,100 of foreign currency transaction gain.

Liquidity and Capital Resources

On September 30, 2017, we had $51,195 in current assets, consisting entirely of cash. Our total current liabilities as of September 30, 2017, were $1,500,078. Thus, we had negative working capital of $1,448,883 as of September 30, 2017.

Cash Flows from Financing Activities. During the six months ended September 30, 2017, financing activities provided $302,000, comprised of $127,000 through a convertible debenture facility, and $175,000 through convertible loan facilities. This compares to $480,000 during the same period last year, comprised of $485,000 raised in funds for issuance of future equity, offset by a net repayment of debt of $5,000.

The Company typically raises capital which it spends on maintaining its research and corporate operations. At this early stage in the life of the Company funding is often short term in nature. While the Company has been proficient in raising funds in the past, the short-term nature of these funding cycles raises substantial risk around the Company's ability to continue as a going concern.

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

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the year ended September 30, 2017, due to the following:

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2017, the Company entered into a convertible debt arrangement with Max Zhu for $75,000 and amended an existing loan of $45,000 to be upon the same terms as the July 3, 2017 convertible debt arrangement.

On August 31, 2017, the Company entered into a further convertible debt arrangement with Max Zhu for $100,000.

The conversion of all these loans shall be at a price which is the lower of $0.08 per share and 80% of the lowest calculated volume-weighted average price of the stock during the five days before the date of the conversion notice. We made these issuances in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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
November [--], 2017

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
November [--], 2017