Form 10-Q
period 2017-12-31
Cantabio Pharmaceuticals Inc.
filed 2018-02-20
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

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

As of February 16th, 2018, there were 36,355,468 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I – FINANCIAL INFORMATION
CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31,	March 31,
	2017	2017

ASSETS
Current Assets
Cash	$26,774	$32,275
Prepaid expenses	-	1,248
Total Current Assets	26,774	33,523

TOTAL ASSETS	$26,774	$33,523

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	672,281	377,893
Accrued technology access fee	163,703	140,142
Convertible debentures payable	723,000	322,256
Convertible debt related party	267,922	-
Note payable related party	-	47,154
Total Current Liabilities	1,826,906	887,445
TOTAL LIABILITIES	$1,826.906	$887,445
Commitments
Stockholders' equity (deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized, 30.4 and 26.8 million shares issued and outstanding as of December 31, 2017 and March 31, 2017 respectively)	30,396	26,805
Stock Subscriptions	1,060,000	1,060,000
Additional paid in capital	378,695	167,324
Accumulated deficit	(3,269,223)	(2,108,051)

Total Stockholders' Equity (Deficit)	(1,800,132)	(853,922)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$26,774	$33,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2017	2016	2017	2016
Operating expenses:
Research & development	$58,480	$86,872	$254,576	$268,674
General & administrative	107,549	136,927	475,718	506,676
Total operating expenses	166,029	223,799	730,294	775,350
Loss from operations	(166,029)	(223,799)	(730,294)	(775,350)
Other income (expense):
Interest expense	(204,962)	(3,508)	(392,386)	(11,372)
Change in fair value of embedded derivatives	77,000	-	131,000	-
Loss on extinguishment of debt	(169,492)	-	(169,492)	-
Total other expense, net	(297,454)	(3,508)	(430,878)	(11,372)

Net loss	$(463,483)	$(227,307)	$(1,161,172)	$(786,722)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding, basic and diluted	28,700,000	26,805,000	27,667,000	26,805,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,161,172)	$(786,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion to notes payable to related party	-	346
Loss on extinguishment of debt	169,492	-
Amortization of debt discount	293,210	-
Change in fair value of embedded derivative	(131,000)	-
Share based compensation for services	39,549	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	294,390	152,017
Accrued technology access fee	23,561	11,026
Accrued debenture interest	34,721	-
Due to officers	-	(6,420)
Prepaid Expenses	1,248	---
Net cash used in operating activities	(436,001)	(629,753)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt related party, net of issuance cost	175,000	-
Proceeds from issuance of convertible debenture, net of issuance cost	255,500	-
Proceeds from notes payable related party		55,022
Repayment to notes payable related party		(26,584)
Share subscriptions	-	560,000
Net cash provided by financing activities	430,500	588,438

Net increase (decrease) in cash	(5,501)	(41,315)

Cash at beginning of period	32,275	52,110
Cash at end of period	$26,774	$10,795

Schedule of non-cash financing activities
Recognition of beneficial conversion feature associated with convertible debentures	$35,000	$-
Conversion of Secured Convertible Debentures (Principal and Interest) into Common Shares	139,000	-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As of December 31, 2017, the Company had a working capital deficit and continues to have losses from operations due to its research and development activities.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending March 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending March 31, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending March 31, 2018, will have a blended corporate tax rate of approximately 21 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. The reduction of the corporate tax rate will cause the Company to reduce its deferred tax asset to the lower federal base rate of 21% and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the quarter ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending March 31, 2018.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Costs incurred associated with related party transactions noted above included in general and administrative in the statement of operations are as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2017	2016	2017	2016
Operating expenses:
Toth and Associates LTD	$40,000	$36,000	$120,000	$108,000
Capro LTD	18,000	30,000	84,000	90,000
Eden Professional LTD	21,000	19,000	63,000	57,000
Max Zhu Consulting (1)	3,000	6,000	12,000	18,000

Total related party transactions	$82,000	$91,000	$279,000	$273,000

(1)
Max Zhu, an investor in and lender to the Company, also works as Head of Computer Aided Drug Design for the Company under a consultancy contract.

Accounts payable and accrued expenses includes amounts payable to related parties of $0.5 and $0.3 million for the period ended December 31, 2017 and March 31, 2017, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES AS AMENDED

Original issuance
The Company entered into several securities purchase agreements with an accredited investor to place Convertible Debentures (as amended the “Debentures”) in the aggregate principal amount of up to $750,000 (the “Transaction”), provided that in case of an event of default, the Debentures may become at the holder’s election immediately due and payable. The Debentures bear interest at the rate of 5% per annum. In addition, the Company must pay to the holder a fee equal to 7% of the amount of the Debentures to assist in their monitoring costs for the Debentures. The net proceeds of the financing were used for general corporate matters and for other expenses.

Conversion Feature
The Debentures may be converted at any time on or prior to maturity at the lower of $0.10 or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price. The Debentures have been amended several times, including most recently in the third quarter with the floor price being $0.01 and the due date November 2018.

Monthly Redemption Feature
Any time after the six-month anniversary of the issuance of a Debenture that the daily VWAP is less than $0.01 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment. Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment begin deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

In the third quarter a Triggering Date occurred and the Company recorded a premium of $50,000 included in accounts payable and accrued expense.

In the third quarter the Company, entered into an amended agreement with the investor which included a change to the due date and an adjustment to the floor price. The terms of the new debt instrument was considered to be substantially different such that the changes were sufficient to recognize the amendment as an extinguishment of the debt. A loss on extinguishment of approximately $0.2 million was recorded in other income (expense). Debt discount of approximately $0.6 million was recorded as a result of the new issuance due to the conversion features.

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

Embedded Derivatives
The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statements of Operations. The Company estimated the fair value of the monthly payment provision, as of the issuance date and December 31, 2017 using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized in calculating the embedded derivative upon issuance and at December 31, 2017 was calculated using the following key inputs:

Contingent Put
Stock price	$0.03
Probability of Triggering Date	100%
Volatility	282%
Risk-free rate	1%
Discount rate	0%

Due to the extinguishment of the notes and the Company’s sequencing policy the amended notes the Company recorded an embedded derivative associated with the conversion feature. The following are the inputs associated with the conversion feature.

Conversion Feature
Stock price	$0.03
Exercise price	$0.03
Volatility	282%
Contractual term	1 year
Risk-free rate	1%
Discount rate	0%

The fair value estimate of the embedded derivatives is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the nine months ended December 31, 2017, is as follows:

Balance at March 31, 2017	Issuance	Net unrealized (gain)/loss	Balance at December 31, 2017
24,000	$555,000	$131,000	$710,000

The carrying value of the Debentures, as of December 31, 2017, is comprised of the following:

Secured Convertible Debenture at December 31, 2017:
Principal value of 5%, convertible	$633,000
Fair value of embedded derivative	710,000
Accrued interest	14,000
Debt discount	(634,000)
Carrying value of Secured Convertible Debenture Note	$723,000

As of December 31, 2017, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.8 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

During the current financial year, holders of approximately $0.1 million in principal amount and accrued interest with respect to Secured Convertible Debentures exercised the conversion option and converted into 3.3 million shares of common stock.

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

NOTE 6 – CONVERTIBLE DEBT RELATED PARTY

In the second quarter of fiscal 2018 the Company issued convertible notes payable to Max Zhu for an aggregate principal balance of $220,000, in exchange for cash of $175,000 and the exchange of a note payable to Mr. Zhu with a principal balance of $45,000. The extinguished notes payable was fully matured.

The convertible notes payable have a six-month term and incurs interest at rates ranging from 18% to 23% through maturity. If the notes are not repaid within the six-month term, the interest rate increases on each note to rates ranging from 23% to 28%. The Company has the option to settle the principal and all accrued interest of each note in cash or shares.

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

The analysis utilized in calculating the embedded derivative upon issuance and at December 31, 2017 was calculated using the following key inputs:
Key Inputs
Stock price	$0.01- $0.03
Contractual term	0.1 - 0.5 years
Volatility	125%-159%
Risk-free rate	1%

The fair value estimate of the embedded derivative is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the nine months ended December 31, 2017, is as follows:

Balance at Issuance	Net unrealized (gain)/loss	Balance at December 31, 2017
159,000	$(90,000)	$69,000

The carrying value of the Notes, as of December 31, 2017, is comprised of the following:

Secured Convertible Debenture at December 31, 2017:
Principal value of 5%, convertible	$220,000
Fair value of embedded conversion option	69,000
Accrued Interest	16,740
Debt discount	(37,818)
Carrying value of Secured Convertible Debenture Note	$267,922

As of December 31, 2017, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.3 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Technical default
The notes which are due in January 2018 are in technical default, although the obligation has not been called by the lender. The note agreement provided for such circumstances with the effect that the Company will record interest at the default interest rate of 23%.

NOTE 7 – CAPITAL STOCK

Issuance of shares for consulting services.

Through December 31, 2017 the Company issued approximately 0.3 million shares with a fair value of approximately $40,000 as compensation for services performed.

Potentially dilutive securities
	December 31,	March 31,
	2017	2017
Potentially dilutive securities
Convertible debentures (Note 6)	26,375,000	3,420,000
Convertible debt related party (Note 7)	10,577,000	-

NOTE 8 – SUBSEQUENT EVENTS

On Jan 8, 2018 the Board agreed a convertible debt deal with Max Zhu for $120,000 on terms similar to those for prior deals, except for the addition of the floor price of $0.01. The note is due July 2018.

On Jan 12, 2018 the Company issued approximately 6 million shares to Max Zhu following conversion of two earlier loans totalling $120,000 principle plus approximately $15,000 interest.

On February 15, 2018, the Company received $150,000 less fees and costs representing the second tranche of funding under the securities purchasing agreement dated November 20, 2017.

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

As of December 31, 2017, we had approximately $27,000 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock. Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Results of Operations for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016.

Our operating expenses decreased to $166,029 for the three months ended December 31, 2017 from $223,799 in the three months ended December 31, 2016. The R&D spend of $58,480 in the three months to December 31, 2017 compares with $86,872 on R&D in the same period in 2016, the decrease being due to most R&D activity taking place in house in the period rather than using third party contract research organisations. There was a decrease of approximately $30,000 in General and Administrative to $107,549 in the three months to December 31, 2017 from $136,927 in the three months to December 31, 2016. The decrease was driven by decreased legal and professional fees related to fundraising activities in 2016 and by careful management of other expenses.

We generated Other Expense in the three months ended December 31, 2017 of $297,454 made up of $204,962 of interest expense the overwhelming majority of which relates to amortization of debt discount connected with convertible instruments and a $169,492 loss upon extinguishment of debt, partially offset by a gain of $77,000 due to change in fair value of an embedded derivative. Other Expense for the same period of 2016 was $3,508 of interest on loans.

Results of Operations for the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016.

Our operating expenses decreased to $730,294 for the nine months ended December 31, 2017 from $775,350 in the nine months ended December 31, 2016. R&D spend of $254,576 in the nine months to December 31, 2017, compared to $268,674 in the same period in 2016, was driven by lower third-party R&D costs. There was a decrease in General and Administrative expenses to $475,718 in the nine months to December 31, 2017 from $506,676 in the same period in 2016 largely driven by lower legal and professional fees.

Other Expense in the nine months ended December 31, 2017 was $430,878 made up of $392,386 of interest expense the majority of which relates to amortization of debt discount connected with convertible instruments, and a loss upon extinguishment of debt of $169,492 offset by a gain of $131,000 due to change in fair value of an embedded derivative. Other Expense for the same period of 2016 was $11,372 of interest on loans.

Liquidity and Capital Resources

On December 31, 2017, we had $26,774 in current assets, consisting entirely of cash. Our total current liabilities as of December 31, 2017, were $1,826,906. Thus, we had negative working capital of $1,800,132 as of December 31, 2017.

Cash Flows from Financing Activities. During the nine months ended December 31, 2017, financing activities provided $430,500, comprised of $255,500 through a convertible debenture facility, and $175,000 through convertible loan facilities. This compares to approximately $590,000 during the same period last year, comprised of $560,000 raised in funds for issuance of future equity, offset by net proceeds of debt of approximately $26,000.

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

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2017, due to the following:

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
February 20, 2018

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
February 20, 2018