Form 10-K
period 2018-03-31
Cantabio Pharmaceuticals Inc.
filed 2018-07-16
CIK 1550518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No X

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $667,052.57 as of September 30, 2017.

The number of shares outstanding of the issuer's class of common equity, as of July 9, 2018 was 53,863,584.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a preclinical stage biotechnology company focusing on commercializing novel therapies and the intellectual property generated from our research and development activities for Parkinson’s disease (PD) and Alzheimer’s disease (AD) and any other related diseases. Our strategy involves integrating therapeutic focus, target family biophysics, drug discovery technology and expertise into an innovative drug discovery approach, which identifies and develops small molecule pharmacological chaperones for clinical trials. In addition, our research efforts concentrate on the development of therapeutic proteins that can pass through the blood-brain barrier and supplement in vivo levels of proteins which display loss of function during disease conditions. Our small molecule therapy candidates program (CB101) and our protein therapy candidate (CB201) initially targets Parkinson’s disease and thereafter potentially a broad range of neurodegenerative diseases including Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), Huntington’s disease and stroke. We also have 2 additional small molecule pharmacological chaperone programs for the treatment of Alzheimer’s Disease (and other related dementias); CB301, targeting the Tau protein, a leading target for the development of Alzheimer’s therapeutics, and CB401, targeting the Aß peptide, again a well-established target in Alzheimer’s drug research. We plan to advance a candidate from our CB101 program into clinical trials in 2020.

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

Focusing on specific therapeutic targets we thoroughly investigate target family biophysics, bringing together a combination of drug discovery technologies, from initial screening through to specific disease assays, and understanding of disease biology into our innovative drug discovery approach, through which we identify and develop small molecule pharmacological chaperones and protein based therapies for clinical trials for neurodegenerative and other diseases.

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

The following table summarizes the status and projected milestones of our research and development programs:

Therapeutic product candidate	Description of product candidate	Targeted indication	Preclinical	PI	PII	PIII	Upcoming Milestones	Commercial rights
CB101	DJ-1 targeting small molecule pharmacological chaperone	Parkinson’s Disease	x				Selection of clinical candidate in 2020	Cantabio
CB201	CNS penetrant engineered DJ-1 protein	Parkinson’s Disease	x				Selection of clinical candidate in 2019	Cantabio
CB301	Tau targeting small molecule pharmacological chaperone	Alzheimer’s Disease	x				Selection of clinical candidate in 2020	Cantabio
CB401	Aß targeting small molecule pharmacological chaperone	Alzheimer’s Disease	x				Currently in proof of concept studies	Cantabio

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

Using our pharmaceutical chaperone drug discovery strategy, we identified a number of novel small molecule scaffolds that potently bind to the DJ-1 protein and from these selected molecules that were shown to rescue a variety of cells and primary neurons from oxidative stress.  Within the CB101 and CB102 programs, there are a number of small molecule pharmacological chaperone therapeutic candidates that target the DJ-1 protein. Several of these candidates have demonstrated survival benefits from oxidative stress toxicity in an in vivo model, with one demonstrating significant efficacy in a mammalian oxidative stress disease model for Parkinson’s. All these compounds are in continuing development as potential disease modifying therapeutics for PD.

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

●
Continue to discover pharmacological chaperones targeting novel targets involved in protein misfolding diseases.
We will continue to leverage our core scientific expertise and proprietary technology to develop innovative pharmacological chaperone drug candidates for the potential treatment of a range of diseases.

●
Continue to engineer blood-brain penetrant proteins to supplement low levels of an active protein involved in protein misfolding diseases.
We will continue to leverage our core scientific expertise and proprietary technology to develop engineered blood-brain penetrant proteins for the potential treatment of a range of diseases.

●
Translation of our research discoveries into clinical development.
Once we establish in vivo proof of concept for our pharmacological chaperone and/or engineered blood-brain penetrant proteins drug candidates, we use animal models to identify potential clinical candidates to rapidly advance to manufacturing and preclinical testing.

●
Strategically collaborate or in- and out-license select programs.
We intend to seek to collaborate or in- and out-license certain potentially therapeutic candidate products to biotechnology or pharmaceutical companies for preclinical and clinical development and commercialization.

●
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

●
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

●
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

In connection with our CB101 program, small molecule pharmacological chaperone therapeutic candidates that target the DJ-1 protein we hold a worldwide, perpetual, non-exclusive, license, with the right to sublicense, all of the intellectual property related to the composition of matter of CB101 and plan to file U.S. and international patent applications in 2019.  We have described the terms of this agreement in the Section entitled “Material Agreements”.

In connection with our program CB201, a protein therapeutic candidate derived from DJ-1 fused with a cell penetrating peptide, we hold all intellectual property and plan to file U.S. and international patent application in 2019.

In connection with our CB301 program, small molecule pharmacological chaperone we hold a worldwide, non-exclusive license with the right to sub-license all of the intellectual property related to composition of matter of CB301 and plan to file US and international patents in 2018. We have described the terms of this agreement in the Section entitled “Material Agreements”.

In connection with our program CB401, small molecule pharmacological chaperone therapeutic candidate that targets the Ab peptide, we hold a worldwide, perpetual, non-exclusive license, with the right to sublicense all of the intellectual property related to the composition of matter of CB301 and plan to file U.S. and international patent applications as soon as 2019.  We have described the terms of this agreement in the Section entitled “Material Agreements”.

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

Employees

As of July 9, 2018, we had 7 employees, all of whom are employed through personal consultancy contracts. These staff members are contracted to perform certain functions in the laboratory, and the actual hours they work is governed by their proficiency in carrying out these tasks.

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

Agreement with NovAliX Deutschland GmbH

On March 23, 2016, we entered into a collaboration agreement with NovAliX Deutschland GmbH, in which NovAliX granted us a worldwide, perpetual, non-exclusive license, including the right to sublicense, under (i) any and all patent rights owned or controlled by NovAliX that claim or cover any chemical compound and (ii) any and all technology generated by NovAliX in the performance of the Agreement and related to selected series of compounds (the “Hit Series Compounds”) from the NovAliX chemical microarrays showing binding and Structure Activity Relation trends to the Ab peptide. The terms of the agreement required an initial payment of approximately $80,000, payable at some point within four years, which would accrue interest at 20% per annum from the date of signing until the balance is paid. A further payment of approximately $80,000 is payable upon commercialization of the technology. As at March 31, 2018 the total accrued interest was approximately $35,000.

Purdue Research Foundation Licensing Agreement – DJ-1 Small Molecule

On April 1, 2016, we entered into a trade secret license agreement with Purdue Research Foundation (“PRF”). Pursuant to this agreement, we received licenses to use certain information generated at Purdue University related to the DJ-1 compounds. These licenses include a worldwide, exclusive license to use that information to manufacture, use and sell products to diagnose, prevent and treat diseases and a worldwide, non-exclusive license under PRF’s rights in any invention for research and development of DJ-1 compounds. The license fee is $50,000, payable in five equal annual installments. The first two installments came due in July 2016 and July 2017 and both have been paid.

Cambridge Enterprise Licensing Agreement - Tau

On September 7, 2016, we entered into a global licensing agreement with Cambridge Enterprise to use technology generated in the Tau small molecule project conducted at Cambridge University in conjunction with the Max Planck Institute run by Dr. Gergely Tóth at the University of Cambridge. The agreement defined an initial payment of approximately $13,000 which has been paid by the Company, followed by further payments upon reaching the following milestones:

i.
Internal Declaration of Candidate – approximately $13,000 for technology based patents or approximately $25,000 for data based patents;

ii.
First dose in man or initiation of any Phase I Trial of each Licensed Product - approximately $100,000 for technology based patents or approximately $200,000 for data based patents;

iii.
Initiation of any phase II trial of each Licensed Product - approximately $140,000 for technology based patents or approximately $280,000 for data based patents;

iv.
Initiation of any phase III trial of any Licensed Product – approximately $140,000 for technology based patents or approximately $700,000 for data based patents;

v.
First approval or marketing authorisation of each Licensed Product in the United States or European Union - approximately $140,000 for technology based patents or approximately $700,000 for data based patents; and

vi.
Reimbursement approval in the U.S. - approximately $140,000 for technology based patents or approximately $700,000 for data based patents.
Work continues on projects under this agreement, although to date none of these milestones have been reached.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On March 31, 2018, we executed a new one-year lease for approximately 750 square feet of space, comprising wet lab, protein lab and office space, in Budapest, Hungary from the MTA MTTK for use as our principal offices and laboratory. We pay MTA MTTK approximately $3,000 a month for the space and services.

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

Quarter Ended	High Bid	Low Bid

Fiscal Year 2018
March 31, 2018	$0.13	$0.02
December 31, 2017	$0.08	$0.01
September 30, 2017	$0.15	$0.05
June 30, 2017	$0.19	$0.09

Fiscal Year 2017
March 31, 2017	$0.30	$0.09
December 31, 2016	$0.60	$0.12
September 30, 2016	$3.27	$0.51
June 30, 2016	$3.79	$1.54

The last reported sales price for our shares on the OTCQB as of July 9, 2018, was $0.03 per share. As of July 9, 2018, we had 21 shareholders of record.

Holders

As of July 9, we had 53,863,584 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is Island Stock Transfer Co.

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

Recent Sales of Unregistered Securities

On March 26, 2018, we issued our directors aggregate fees bonuses for services rendered since December 31, 2015. In lieu of paying such fees and bonuses in cash, we paid such fees and bonuses by issuing an aggregate of 7,200,000 shares of our common stock to our directors.

On April 30, 2018, a holder of a convertible debenture converted $58,733 of interest and principal on such debenture into 1,636,013 shares of our common stock at $0.0359 per share pursuant to the terms of such debenture.

On May 12, 2018, we issued 370,370 shares of our common stock to a supplier in satisfaction of invoices worth $10,000.

The securities discussed herein were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  These transactions qualified for exemption from registration because among other things, (i) the transactions did not involve a public offering, (ii) the security holders were accredited investors, qualified institutional buyers and/or directors or executive officers of our company, (iii) the security holders had access to information about our company and its investment, (iv) the investor took the securities for investment and not resale and (v) where appropriate, we took measures to restrict the transfer of the securities.

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

As of March 31, 2018, we had $109,426 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months from the date of this filing or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We did not generate any revenue during the years ended March 31, 2018 and 2017.   We incurred operating expenses in the amount of approximately $1.3 million in the year ended March 31, 2018. These operating expenses were primarily comprised of general and administrative expenses of approximately $1.0 million and research and development expenses of approximately $0.4 million. We generated Other Expenses in the year to March 31, 2018 of approximately $0.6 million, largely due to transactions relating to convertible debt. Based on the foregoing, management believes that there is substantial doubt about our ability to continue as a going concern.

As of the date of this report, the current funds available to us will not be sufficient to continue operations.

Results of Operations for the year ended March 31, 2018, as compared to the year ended March 31, 2017.

Our operating expenses increased to approximately $1.3 million for the year ended March 31, 2018 from approximately $1.1 million in the year ended March 31, 2017.  This increase was primarily due to increases in Research and Development, management team costs, public company costs and legal and professional fees. Management’s consulting fees rose to approximately $0.7 million in the year ended March 31, 2018 from approximately $0.3 million in the prior year, with most of that increase due to an issuance of approximately $0.3 million in share compensation in the current year, whereas there was no such award in the prior year. Legal, professional and accountancy fees decreased to approximately $0.2 million in the year ended March 31, 2018 from approximately $0.2 million in the year ended March 31, 2017, the larger fees in the prior year being driven by investor relations and legal fees relating to fundraising. Research and development costs were approximately $0.4 million in the year ended March 31, 2018 only slightly higher than the approximately $0.4 in the year ended March 31, 2017 due to accelerating third party animal studies.

We incurred Other Expenses of approximately $0.7 million in the year ended March 31, 2018, compared to less than $0.1 million in the year ended March 31, 2017. A growing proportion of our funding is coming from convertible debt, which is driving larger interest charges and changes in fair value of the underlying derivatives.

Liquidity and Capital Resources

At March 31, 2018, we had negative working capital of approximately $1.9 million and limited cash on hand.

Cash Flows from Financing Activities
During the year ended March 31, 2018, financing activities received $0.7 million in funding, made up of $0.4 million through convertible debenture facilities and $0.3 million through related party convertible notes. These cash flows compare to the prior year where financing activities raised $0.6 million in proceeds for the future issuance of common stock, $0.4 million through a convertible debenture facility.

The Company typically raises capital which it spends on maintaining its research and corporate operations. At this early stage in the life of the company, funding is often short term in nature. While the Company has been proficient in raising funds in the past, the short-term nature of these funding cycles raises substantial risk around the Company's ability to continue as a going concern.

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

OFF BALANCE SHEET ARRANGEMENTS

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

The following documents form part of the report on the Financial Statements

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

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the year ended March 31, 2018, due to the following:

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

As of March 31, 2018, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures over financial reporting were not effective.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to smaller reporting company rules of the SEC that permit us to provide only the management's report in this annual report.

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

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. When funds become available, we will be able to appoint a qualified independent director. Appointing a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors as of June 30, 2018.

Name	Age	Positions	Term
Gergely Toth	45	President, Chief Executive Officer, Director	May 22, 2015 - Present
Simon Peace	45	Chief Financial Officer, Director	June 29, 2015 - Present
Thomas Roger Sawyer	48	Chief Operations Officer, Director	May 22, 2015 - Present

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

In 2001, Mr. Peace became Financial Controller and Company Secretary at Environmental Business Products Ltd, a high growth green-tech business in London.  The company doubled in size each year of his two-year period of office, from approximately $9 million to approximately $35 million.  Growth at that pace created a number of financial and business challenges, all of which were successfully tackled.

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

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for 2018, which consist of our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, are:

●	Dr. Gergely Toth, our President and Chief Executive Officer;

●	Simon Peace, our Chief Financial Officer; and

●	Dr. Thomas Roger Sawyer, our Chief Operations Officer.

The following information sets out below outlines the approximate compensation paid to our named executive officers for the fiscal years ended March 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Dr. Gergely Toth	2018	157,000	0	163,000	0	320,000
President and Chief Executive Officer	2017	144,000	0	0	0	144,000
Simon Peace	2018	82,000	0	65,000	0	147,000
Chief Financial Officer	2017	75,000	0	0	0	75,000
Thomas Roger Sawyer	2018	109,000	0	98,000	0	207,000
Chief Operations Officer	2017	120,000	0	0	0	120,000

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

Indemnification of Directors and Officers

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

●	any breach of their duty of loyalty to our company or our stockholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	any transaction from which they derived an improper personal benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information concerning the ownership as of July 9, 2018 of our common stock by our directors, our officers and each sole person who, to our knowledge, beneficially owns more than five (5%) percent of the outstanding shares of our common stock. The beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Beneficial Ownership	% of class (1)
Dr. Gergely Toth 1250 Oakmead Pkwy Sunnyvale, California	16,079,147	29.9%
Simon Peace 1250 Oakmead Pkwy Sunnyvale, California	4,877,703	9.1%
Dr. Thomas Roger Sawyer 1250 Oakmead Pkwy Sunnyvale, California	5,597,703	10.4%
Directors as Group	26,554,553	49.7%

Max Zhu Hong Kong, China	8,415,652	15.6%

(1)  Based on 53,863,584 shares of common stock issued and outstanding on July 9, 2018 and, for each shareholder listed, any shares that may be acquired by such holder within the next 60 days pursuant to any options, warrants, convertible notes or other convertible securities held by such shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Max Zhu
Max Zhu is an investor and consultant to the Company. During the year ended March 31, 2018, Mr Zhu converted two loans, totaling $134,993 in principal and interest into 5,959,664 shares.

Mr Zhu also advanced the company new notes totaling $100,000 and $120,000. The notes have a term of six and twelve months respectively. The first accrues interest at 23% up to the end of the term, and 28% thereafter. The second note accrues interest at 5% and carries a 20% redemption penalty.

We have no other related party transactions.

Board Committees

We currently have not established any committees of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, other than as described above, no security holders have made any such recommendations.  Nor do we have an audit committee or a compensation committee.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended March 31, 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP
SERVICES	2018	2017
Audit fees	$85,000	$86,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$85,000	$86,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Offier and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Offier and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantabio Pharmaceuticals Inc.

Date: July 13, 2018	By:	/s/ Gergely Toth
	Name:	Gergely Toth
	Title:	President, Chief Executive Officer
Date: July 13, 2018	By:	/s/ Simon Peace
	Name:	Simon Peace
	Title:	Principal Financial Officer and Acting Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gergely Toth	President, Chief Executive Officer and Director	July 13, 2018
Gergely Toth
/s/ Simon Peace	Chief Financial Officer and Director	July 13, 2018
Simon Peace
/s/ Thomas Roger Sawyer	Director	July 13, 2018
Thomas Roger Sawyer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Cantabio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantabio Pharmaceuticals Inc. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company had a working capital deficit and continues to incur losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY
July 13, 2018

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2018	2017

ASSETS
Current Assets
Cash	$109,426	$32,275
Prepaid expenses	-	1,248
Total Current Assets	109,426	33,523

TOTAL ASSETS	$109,426	$33,523

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	606,751	377,893
Accrued technology access fee	171,105	140,142
Secured convertible debentures	947,160	322,256
Convertible debt related party	257,614	-
Note payable related party	-	47,154
Total Current Liabilities	1,982,630	887,445

TOTAL LIABILITIES	$1,982,630	$887,445
Commitments and contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized, 51.9 million and 26.8 million shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively)	51,857	26,805
Stock subscriptions	1,060,000	1,060,000
Additional paid in capital	1,134,763	167,324
Accumulated deficit	(4,119,824)	(2,108,051)

Total Stockholders' Equity (Deficit)	(1,873,204)	(853,922)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$109,426	$33,523

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	March 31, 2018	March 31, 2017

Operating Expenses
Research and development	$371,041	$350,310
General & administrative	977,747	718,959
Total Operating Expenses	1,348,788	1,069,269
Loss From Operations	(1,348,788)	(1,069,269)

Other Income & (Expenses)
Interest expense	(619,960)	(39,869)
Change in fair value of embedded derivatives	198,000	(3,000)
Loss on extinguishment of convertible debentures	(241,025)	-

Total Other Income & (Expenses)	(662,985)	(42,869)
Net Loss	$(2,011,773)	$(1,112,138)

Basic and Diluted Loss per share	$(0.07)	$(0.04)

Weighted average number of common shares outstanding	30,943,829	26,805,270

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common	Stock	Additional	Accumulated
	Shares	Stock	Subscriptions	Paid In	Deficit	Total
				Capital
Balance, March 31, 2016	26,805,270	$26,805	$500,000	$99,324	$(995,913)	$(369,784)
Stock subscriptions			560,000			560,000
Recognition of beneficial conversion feature associated with convertible debentures				68,000		68,000
Net loss					(1,112,138)	(1,112,138)
Balance, March 31, 2017	26,805,270	$26,805	$1,060,000	$167,324	$(2,108,051)	$(853,922)
Stock based compensation	7,520,498	7,520		352,924		360,444
Shares issued to satisfy accrued expenses	7,400,000	7,400		343,160		350,560
Stock issued upon conversion of convertible debentures	10,131,433	10,132		236,355		246,487
Recognition of beneficial conversion feature associated with convertible debentures				35,000		35,000
Net loss					(2,011,773)	(2,011,773)
Balance, March 31, 2018	51,857,201	$51,857	$1,060,000	$1,134,763	$(4,119,824)	$(1,873,204)

The accompanying notes are an integral part of these consolidated financial statements.

CANTABIO PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,011,773)	$(1,112,138)
Adjustment to reconcile net loss to net cash from operating activities:
Loss on extinguishment of obligation	241,025	-
Accretion to note payable to related party	-	1,807
Amortization of debt discount	533,651	22,756
Change in fair value of embedded derivative	(198,000)	3,000
Stock issued in lieu of services	360,444	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	378,372	152,395
Accrued technology access fee	30,963	(33,272)
Accrued debt and debenture interest	40,721
Prepaid expenses	1,248	(1,248)
Due to officers	-	(6,420)
Net cash used in operating activities	(623,349)	(973,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related party	-	59,368
Repayment of notes payable related party	-	(30,583)
Proceeds from issuance of convertible debenture, net of issuance costs	405,500	364,500
Proceeds from issuance of convertible note related party, net of issuance costs	295,000	-
Share subscriptions	-	560,000
Net cash provided by financing activities	700,500	953,285
Net increase (decrease) in cash	77,151	(19,835)

Cash at beginning of period	32,275	52,110
Cash at end of period	$109,426	$32,275

Schedule of non-cash financing activities
Recognition of beneficial conversion feature associated with convertible debentures	$35,000	$68,000
Conversion of debt	$307,000	$-

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

NOTE 2 –GOING CONCERN

As of March 31, 2018 the Company had a working capital deficit of $1.9 million and losses from operations.

The Company typically raises capital which it spends on maintaining its research and corporate operations. At this early stage in the life of the company funding is often short term in nature. While the Company has been proficient in raising funds in the past, the short-term nature of these funding cycles raises substantial doubt about the Company's ability to continue as a going concern within one year from the date of this filing.

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
Equity-linked Financial Instruments

Certain of the Company’s debt instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815, Derivatives and Hedging. Under this guidance, the Company recognizes the embedded derivatives at fair value and records a gain or loss resulting from the change in fair values at the end of each reporting period. In connection with issuance of the Company’s Zhu convertible notes, beginning on July 3, 2017, the Company became contingently obligated to issue shares in excess of the 250 million authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these and other share-settled obligations to potentially be settled in cash.

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

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

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

Share Subscriptions
Under the terms of a subscription agreement, the Company has received funds in advance of the issuance of stock. The stock is issuable to the investors once the full subscription proceeds are received, which, as of the date of this filing, has not yet occurred. The Company recorded the advance in equity.

Earnings (Loss) per Share
The Company calculates earnings per share using basic net income (loss) per common share be computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.   The Company does not compute diluted earnings per share because to do so would be anti-dilutive.

Potentially dilutive securities
	March 31,	March 31,
	2018	2017
Potentially dilutive securities
Secured convertible debentures (Note 6)	12,406,000	3,420,000
Convertible debt related party (Note 7)	3,914,000	-
Stock subscription	530,000	530,000

Recently issued Accounting Standards

Fiscal 2018 Accounting Pronouncement Adoptions

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard became effective for us on April 1, 2018. The new standard does not have a material impact on our financial statements.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees.  The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company's adoption date of Topic 606, Revenue from Contracts with Customers.  The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our financial statements.

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

NOTE 4 – Material Agreements

The following material agreements are important to our research and development activities:

Agreement with NovAliX Deutschland GmbH

On March 23, 2016, we entered into a collaboration agreement with NovAliX Deutschland GmbH, in which NovAliX granted us a worldwide, perpetual, non-exclusive license, including the right to sublicense, under (i) any and all patent rights owned or controlled by NovAliX that claim or cover any chemical compound and (ii) any and all technology generated by NovAliX in the performance of the Agreement and related to selected series of compounds (the “Hit Series Compounds”) from the NovAliX chemical microarrays showing binding and Structure Activity Relation trends to the Ab peptide. The terms of the agreement required an initial payment of approximately $80,000, payable at some point within four years, which would accrue interest at 20% per annum from the date of signing until the balance is paid. A further payment of approximately $80,000 is payable upon commercialization of the technology. As at March 31, 2018 the total of accrued interest was approximately $35,000.

Purdue Research Foundation Licensing Agreement – DJ-1 Small Molecule

On April 1, 2016, we entered into a trade secret license agreement with Purdue Research Foundation (“PRF”). Pursuant to this agreement, we received licenses to use certain information generated at Purdue University related to the DJ-1 compounds. These licenses include a worldwide, exclusive license to use that information to manufacture, use and sell products to diagnose, prevent and treat diseases and a worldwide, non-exclusive license under PRF’s rights in any invention for research and development of DJ-1 compounds. The license fee is $50,000, payable in five equal annual installments. The first two installments came due in July 2016 and July 2017 and both have been paid.

Cambridge Enterprise Licensing Agreement - Tau

On September 7, 2016, we entered into a global licensing agreement with Cambridge Enterprise to use technology generated in the Tau small molecule project conducted at Cambridge University in conjunction with the Max Planck Institute run by Dr. Gergely Tóth at the University of Cambridge. The agreement defined an initial payment of approximately $13,000 which has been paid by the Company, followed by further payments upon reaching the following milestones:

i.
Internal Declaration of Candidate – approximately $13,000 for technology based patents or approximately $25,000 for data based patents;

ii.
First dose in man or initiation of any Phase I Trial of each Licensed Product - approximately $100,000 for technology based patents or approximately $200,000 for data based patents;

iii.
Initiation of any phase II trial of each Licensed Product - approximately $140,000 for technology based patents or approximately $280,000 for data based patents;

iv.
Initiation of any phase III trial of any Licensed Product – approximately $140,000 for technology based patents or approximately $700,000 for data based patents;

v.
First approval or marketing authorisation of each Licensed Product in the United States or European Union - approximately $140,000 for technology based patents or approximately $700,000 for data based patents; and

vi.
Reimbursement approval in the U.S. - approximately $140,000 for technology based patents or approximately $700,000 for data based patents.

Work continues on projects under this agreement, although to date none of these milestones have been reached.

NOTE 5 – RELATED PARTY TRANSACTIONS

Approximate costs incurred associated with related party transactions included in general and administrative in the statement of operations, including stock based compensation, are as follows:

	Years to March 31
	2018	2017
Operating expenses:
Toth and Associates LTD	$320,000	$144,000
Capro LTD	207,000	120,000
Eden Professional LTD	147,000	75,000
Max Zhu Consulting	18,000	24,000

Total related party transactions	$692,000	$363,000

Accounts payable and accrued expenses includes amounts payable to related parties of $0.2 and $0.3 million for the fiscal years ended March 31, 2018 and March 31, 2017, respectively.

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

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

Max Zhu
Max Zhu, an investor and lender to the Company, also works as Head of Computer Aided Drug Design for the Company under a consultancy contract.

NOTE 6 – SECURED CONVERTIBLE DEBENTURES

Original issuances
The Company has entered into several securities purchase agreements during 2017 and 2018 with an accredited investor to place Convertible Debentures (as amended the “Debentures”) in the aggregate principal amount of up to $900,000 (the “Transaction”), provided that in case of an event of default, the Debentures may become at the holder’s election immediately due and payable. The Debentures bear interest at the rate of 5% per annum. In addition, the Company must pay to the holder an annual fee equal to 7% of the amount of the Debentures to assist in their monitoring costs for the Debentures. The net proceeds of the financing were used for general corporate matters and for other expenses.

Conversion Feature
The Debentures may be converted at any time on or prior to maturity at the lower of $0.10 or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price. The Debentures have been amended several times, including most recently in the third quarter with the addition that the floor price being $0.01 and the due date November 2018.

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

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

Extinguishment of Notes
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

Embedded Derivatives
The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statements of Operations. The Company estimated the fair value of the monthly payment provision using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment.

The probability analysis utilized in calculating the embedded derivative was calculated using the following key inputs:

	March 31, 2018	March 31, 2017
Stock price	$0.06	$0.16-$0.23
Probability of Triggering Date	100%	23%-35%
Volatility	300%	207%
Risk-free rate	1%	1%
Discount rate	0%	40%

Due to the Company’s sequencing policy the Company recorded an embedded derivative associated with the debentures conversion feature. The following are the inputs associated with the embedded conversion feature.

	March 31, 2018	March 31, 2017
Stock price	$0.06	$0.16-$0.23
Exercise price	$0.06	$0.15-$0.21
Volatility	300%	207%
Contractual term	1 year	1 year
Risk-free rate	1%	1%
Discount rate	0%	40%

The fair value estimate of the embedded derivatives is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement is as follows:

Balance at March 31, 2017	Issuance	Net unrealized (gain)/loss	Balance at March 31, 2018
24,000	$685,000	$27,000	$736,000

The carrying value of the Debentures is comprised of the following:

Secured Convertible Debentures
	March 31, 2018	March 31, 2017
Principal	$750,000	$450,000
Fair value of embedded derivative	736,000	24,000
Accrued interest	22,264	-
Debt discount	(561,104)	(151,744)
Carrying value of Secured Convertible Debentures	$947,160	$322,256

As of March 31, 2018, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.9 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Converted Debentures
During the year ended March 31, 2018, holders of approximately $0.2 million in principal amount and accrued interest with respect to Secured Convertible Debentures exercised the conversion option and converted into 4.2 million shares of common stock.

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

NOTE 7 – CONVERTIBLE DEBT RELATED PARTIES

Convertible notes, 18%-28%
During the year ended March 31, 2018 the Company issued convertible notes payable to Max Zhu for an aggregate principal balance of $220,000, in exchange for cash of $175,000 and the exchange of a note payable to Mr. Zhu with a principal balance of $45,000. The extinguished note payable was fully matured. The convertible notes had interest rates ranging from 18% to 28%. In January 2018 the holder converted $120,000 of principal and $14,994 of interest into approximately 6.0 million shares of common stock.

The remaining $100,000 convertible note payable from this tranche had a six-month term, maturing in February 2018, incuring interest at 23% through maturity and 28% thereafter. The Company has the option to settle the principal and all accrued interest of each note in cash or shares.

The note holder has the right to convert all or any portion of the outstanding principal and accrued interest of the 28% note into common shares of the Company at a conversion price of the lesser of: (i) $0.08 per share, or (ii) a price equal to 80% of the lowest VWAP during the five consecutive days before the notice of conversion.

Convertible note, 5%
In January 2018 the Company issued a further convertible note to Mr. Zhu in exchange for $120,000. The note has a twelve month term and bears interest at the rate of 5% per annum. In addition, the Company must pay to the holder an annual fee equal to 7% of the amount of the note to assist in his monitoring costs.

The 5% note may be converted at any time at the lower of $0.10 or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that we are not in default under the Debenture and the conversion price is never lower than a stated floor price.

The analysis utilized in calculating the embedded derivative upon issuance and at March 31, 2018 was calculated using the following key inputs:
Key Inputs
Stock price	$0.02- $0.07
Contractual term	0.1 – 1.0 years
Volatility	275%-300%
Risk-free rate	1%

The fair value estimate of the embedded derivative is a Level 3 measurement. The roll-forward of the Level 3 fair value measurementis as follows:

Balance at Issuance	Net unrealized (gain)/loss	Conversion	Balance at March 31, 2018
267,000	$(53,000)	$(58,000)	$156,000

The carrying value of the Noteis comprised of the following:

Convertible Note at March 31, 2018:
Principal	$220,000
Fair value of embedded conversion option	156,000
Accrued Interest	15,204
Debt discount	(133,590)
Carrying value of Convertible Note	$257,614

As of March 31, 2018, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.3 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Technical default
The notes which are due in January 2018 are in technical default, although the obligation has not been called by the lender. The note agreement provided for such circumstances with the effect that the Company will record interest at the default interest rate of 28%.

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

NOTE 8 – CAPITAL STOCK

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

Conversion of convertible debt instruments

During the year ended March 31, 2018, a holder of convertible debentures converted approximately $0.2 million in principal amount and accrued interest into approximately 4.2 million shares of common stock and a holder of convertible debt converted approximately $0.1 million in principal amount and accrued interest converted into approximately 6.0 million shares of common stock. Upon issuance of the stock the Company recognized a loss of approximately $0.1 million.

Shares issued to satisfy accrued expenses

In April 2017 the Company issued 0.2 million shares to a supplier in lieu of invoices worth approximately $24,000.

In February 2018 the three directors of the Company converted approximately $0.2 million of unpaid fees and bonus into approximately 7.2 million shares of common stock. Upon issuance of the stock the Company recognized a loss of approximately $0.1 million.

Stock compensation

During the year ended March 31, 2018 the Company issued approximately 7.5 million shares to employees and directors for services. The Company recorded share based compensation of approximately $0.4 million in the statement of operations.

NOTE 9 – COMMITMENTS

Leases on Property
The Company has a $1,300 month to month lease on an office property in Sunnyvale, CA.

In March 2018, the Company re-signed its annual lease on a Laboratory in Budapest, Hungary. The monthly lease payments total approximately $3,000, and the lease term was 1 year. The lessor may terminate upon non-payment of rent, and the Company may terminate if the laboratory is not operational for 15 days or more.

Lease expense for the periods ended March 31, 2018 and 2017 was approximately $52,000 and $49,000.

CANTABIO PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California.

The income tax provision (benefit) consists of the following:

	For The Years Ended
	March 31,	March 31,
	2018	2017
Federal:
Current	$-	-
Deferred	(115,000)	(368,000)

State and local:
Current	-	-
Deferred	(142,000)	(65,000)
	(257,000)	(433,000)
Change in valuation allowance	257,000	433,000
Income tax provision (benefit)	$-	-

The difference between the statutory federal tax rate and the effective tax rate is summarized below:

	As of March 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$1,005,000	738,000
Accrued compensation	50,000	60,000
Gross deferred tax assets	1,055,000	798,000
Valuation allowance	(1,055,000)	(798,000)

Deferred tax assets, net of valuation allowance	-	-

Changes in valuation allowance	$(257,000)	(433,000)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31,	March 31,
	2018	2017
Federal tax at statutory rate:	(31.0)%	(34.0)%
State taxes (net of Federal benefit)	(6.0)%	(5.8)%
Permanent differences	4.4%	0.9%
Other	(0.0)%	0.0%
Change in valuation allowance	12.8%	38.9%
Change in federal tax rate	19.8%	0.0%
Provision for Income Taxes	0.0%	0.0%

As of March 31, 2018 and 2017, the Company provided a full valuation allowance against its net deferred assets since realization of these benefits is not more likely than not.  As of March 31, 2018, the Company had federal and state net operating loss tax carryforwards of approximately $3.6 million.  These net operating loss carryforwards expire in various amounts starting in 2029.  The utilization of the federal and state net operating loss carryforwards will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. In addition, these net operating loss carryforwards are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. Based on our analysis, there has been no such change of control during the years ended March 31, 2018 and 2017.

As of March 31, 2018 and 2017, the Company had no unrecognized tax benefits. To date, no tax returns have been filed by the Company. Net operating losses cannot be used against future income until returns are filed. Until those tax returns are filed by the Company, all tax years will remain open to examination by federal tax and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017 making significant changes to the Internal Revenue Code. Changes include but are not limited to (a) the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (b) the transition of U.S. international taxation from a worldwide tax system to a territorial system; and (c) a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The latter two changes are not expected to impact the Company. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate expected to be in effect for the periods when the tax benefit is expected to be realized, resulting in an income tax expense of approximately $0.4 million which is fully offset by the corresponding tax benefit of $0.4 million from the corresponding reduction in the valuation allowance in the year ended March 31, 2018. There were no specific impacts of the Act that could not be reasonably estimated which the Company accounted for under the prior tax law. However, based on a continued analysis of the estimates and further guidance on the application of the law, it is possible that additional revisions may occur throughout the allowable one-year measurement period, as outlined in Staff Accounting Bulletin No. 118.

NOTE 11 - SUBSEQUENT EVENTS

On April 30, 2018 a holder of convertible debentures converted approximately $0.1 million of principal and interest into approximately 1.6 million shares of common stock.

On June 5, 2018, we entered into a securities purchase agreement (the "SPA") with an accredited investor (the “Buyer”) to issue Convertible Debentures (the “Debentures”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of up to $0.3 million on similar terms to those referred to in Note 6 above.