Form 10-Q
period 2018-06-30
Cantabio Pharmaceuticals Inc.
filed 2018-08-20
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________
Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California (Address of principal executive offices)		94085 (Zip Code)

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

As of August 17, 2018, there were 56,510,521 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I – FINANCIAL INFORMATION

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2018	2018

ASSETS
Current Assets
Cash	$185,236	$109,426
Prepaid expenses	-	-
Total Current Assets	185,236	109,426

TOTAL ASSETS	$185,236	$109,426

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	657,871	606,751
Accrued technology access fee	158,968	171,105
Secured convertible debentures	1,371,126	947,160
Convertible debt related party	300,512	257,614

Total Current Liabilities	2,488,477	1,982,630
TOTAL LIABILITIES	$2,488,477	$1,982,630

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized, 53.9 million and 51.9 million shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively)	53,864	51,857
Stock subscriptions	1,060,000	1,060,000
Additional paid in capital	1,169,584	1,134,763
Accumulated deficit	(4,586,689)	(4,119,824)

Total Stockholders' Equity (Deficit)	(2,303,241)	(1,873,204)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$185,236	$109,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	June 30, 2018	June 30,2017

Operating Expenses
Research and development	$111,220	$97,192
General & administrative	124,653	190,733
Total Operating Expenses	235,873	287,925
Loss From Operations	(235,873)	(287,925)

Other Income & (Expenses)
Interest expense	(348,992)	(74,471)
Change in fair value of embedded derivatives, including modification accounting	118,000	10,000

Total Other Income & (Expenses)	(230,992)	(64,471)
Net Loss	$(466,865)	$(352,396)

Basic and Diluted Loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	53,031,199	27,004,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(466,865)	$(352,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion to notes payable to related party	-	1,266
Amortization of debt discount	328,233	58,130
Change in fair value of embedded derivative	(118,000)	(10,000)
Share based compensation for services	10,000	39,549
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	51,120	87,955
Accrued technology access fee	(12,137)	10,012
Accrued debenture interest	18,459	10,062
Due to officers	-	-
Prepaid Expenses	-	1,248
Net cash used in operating activities	(189,190)	(154,274)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt related party, net of issuance cost	265,000	127,000
Proceeds from issuance of convertible debenture, net of issuance cost	-	-
Proceeds from notes payable related party	-	-
Repayment to notes payable related party	-	-
Share subscriptions	-	-
Net cash provided by financing activities	265,000	127,000

Net increase (decrease) in cash	75,810	(27,274)

Cash at beginning of period	109,426	32,275
Cash at end of period	$185,236	$5,001

Schedule of non-cash financing activities
Recognition of beneficial conversion feature associated with convertible debentures	$-	$35,000
Conversion of secured convertible debentures	58,733	-
Share based compensation for services	10,000	39,549

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As of June 30, 2018, the Company had a working capital deficit of approximately $2.3 million and continues to have losses from operations due to its research and development activities.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Potentially dilutive securities
	June 30,	June 30,
	2018	2017
Convertible debentures (Note 6)	25,007,000	5,865,000
Convertible debt related party (Note 7)	5,908,000	-
Stock subscriptions	530,000	530,000

Recent Accounting Standards

Fiscal 2019 Accounting Pronouncement Adoptions

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard became effective the Company for us on April 1, 2018. The new standard does not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

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

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

There have been no changes to the Company’s related party consulting arrangements as they have been disclosed in our most recently filed form 10K.

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Costs incurred associated with related party transactions noted above included in general and administrative in the statement of operations are as follows:

	For the three months ended June 30,
	2018	2017
Operating expenses:
Toth and Associates LTD	$44,000	$40,000
Capro LTD	24,000	33,000
Eden Professional LTD	23,000	21,000
Max Zhu Consulting (1)	3,000	6,000

Total related party transactions	$94,000	$100,000

(1)
Max Zhu, an investor in and lender to the Company, also works as Head of Computer Aided Drug Design for the Company under a consultancy contract.

Accounts payable and accrued expenses includes amounts payable to related parties of $0.7 and $0.6 million for the period ended June 30, 2018 and March 31, 2018, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES AS AMENDED

New issuance
On June 5, 2018 the Company entered into a new securities purchase agreement with an accredited investor to place Convertible Debentures (as amended the “Debentures”) in the aggregate principal amount of up to $300,000 net of issuance costs of $35,000 (the “Transaction”). The Debentures bear interest at the rate of 5% per annum with a maturity date of June 5, 2019, as may be extended at the option of the note holder. In addition, the Company must pay to the holder an annual fee equal to 7% of the amount of the Debentures to assist in their monitoring costs for the Debentures. The net proceeds of the financing were used for general corporate matters and for other expenses. The Debentures may be converted at any time on or prior to maturity at the lower of $0.05 or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price.

At the same time all previous debentures were amended to align them with the new agreement. All the Debentures may be converted at any time on or prior to maturity at the lower of $0.05 or (rather than $0.10 as previously) or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price. The Company accounted for the amendment as a debt modification which resulted in $76,000 impact that was recorded in the change in fair value of embedded derivatives in the Company’s statements of operations.

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Embedded Derivatives
The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statements of Operations. The Company estimated the fair value of the monthly payment provision, as of the issuance date and June 30, 2018 using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized in calculating the embedded derivative upon issuance and at June 30, 2018 was calculated using the following key inputs:

	June 30, 2018	March 31, 2018
Stock price	$0.04	$0.06
Probability of Triggering Date	100%	100%
Volatility	300%	300%
Risk-free rate	1%	1%
Discount rate	0%	0%

Due to the extinguishment of the notes and the Company’s sequencing policy the amended notes the Company recorded an embedded derivative associated with the conversion feature. The following are the inputs associated with the conversion feature.

	June 30, 2018	March 31, 2018
Stock price	$0.04 - $0.06	$0.06
Exercise price	$0.04 - $0.06	$0.06
Volatility	300%	300%
Contractual term	0.42 - 1 year	1 year
Risk-free rate	1%	1%
Discount rate	0%	0%

The fair value estimate of the embedded derivatives is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the three months ended June 30, 2018, is as follows:

Balance at March 31, 2018	Issuance of new debentures	Change due to modification	Net unrealized (gain)/loss	Balance at June 30, 2018
736,000	$281,000	$76,000	$(195,000)	$898,000

The approximate carrying value of the Debentures, as of June 30, 2018 and March 31, 2018 is comprised of the following:

	June 30, 2018	March 31, 2018
Principal value of 5%, convertible, net of conversion	$1,000,000	$750,000
Fair value of embedded derivative	898,000	736,000
Accrued interest	23,000	22,264
Debt discount	(550,000)	(561,104)
Carrying value of Secured Convertible Debenture Note	$1,371,000	$947,160

As of June 30, 2018, the estimated aggregate fair value of outstanding convertible notes payable is approximately $1.4 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Convertible debenture

During the three months ended June 30, 2018, holders of approximately $0.1 million in principal amount and accrued interest with respect to Secured Convertible Debentures exercised the conversion option and converted into 1.6 million shares of common stock.

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – CONVERTIBLE DEBT RELATED PARTY

The analysis utilized in calculating the embedded derivative at June 30, 2018 and March 31, 2018 was calculated using the following key inputs:

	June 30, 2018	March 31, 2018
Stock price	$0.04	$0.02- $0.07
Contractual term	0.1 - 0.5 years	0.1 - 1.0 years
Volatility	300%	275% - 300%
Risk-free rate	1%	1%

The fair value estimate of the embedded derivative is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the three months ended June 30, 2018, is as follows:

Balance at March 31, 2018	Net unrealized (gain)/loss	Balance at June 30, 2018
$156,000	$(1,000)	$157,000

The carrying value of the Notes, as of June 30, 2018 and March 31, 2018 is comprised of the following:

	June 30, 2018	March 31, 2018
Principal value of 5%, convertible	$220,000	$220,000
Fair value of embedded conversion option	157,000	156,000
Accrued Interest	23,704	15,204
Debt discount	(100,192)	(133,590)
Carrying value of Secured Convertible Debenture Note	$300,512	$257,614

As of June 30, 2018, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.2 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Technical default
The notes which are due in January 2018 are in technical default, although the obligation has not been called by the lender. The note agreement provided for such circumstances with the effect that the Company is currently accruing the interest at the default interest rate of 28%.

CANTABIO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – CAPITAL STOCK

Issuance of shares for consulting services.

During the three months ended June 30, 2018 the Company issued approximately 0.4 million shares with a fair value of approximately $10,000 as compensation for services performed.

NOTE 8 – SUBSEQUENT EVENTS

On July 26, 2018 a holder of convertible debentures converted approximately $0.1 million of principal and interest into approximately 2.6 million shares of common stock.

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

As of June 30, 2018, we had approximately $185,000 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock. Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Results of Operations for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Our operating expenses decreased to $235,873 for the three months ended June 30, 2018 from $287,925 in the three months ended June 30, 2017. The R&D spend of $111,220 in the three months to June 30, 2018 compares with $97,192 on R&D in the same period in 2017, the increase being due additional spend on third party contract research organisations. There was a decrease of approximately $66,000 in General and Administrative to $124,653 in the three months to June 30, 2018 from $190,733 in the three months to June 30, 2017. The decrease was largely driven by decreased legal and professional fees related to fundraising activities and decreased investor relations spend.

We generated Other Expense in the three months ended June 30, 2018 of $230,992 made up of $348,992 of interest expense, the overwhelming majority of which relates to amortization of debt discount connected with convertible instruments, and a $118,000 gain in fair value of an embedded derivative. Other Expense for the same period of 2017 was $64,471, made up of was $74,471 of interest expense, partially offset by a $10,000 gain in fair value of an embedded derivative.

Liquidity and Capital Resources

On June 30, 2018, we had approximately $185,000 in current assets, consisting entirely of cash. Our total current liabilities as of June 30, 2018, were approximately $2,488,000. Thus, we had negative working capital of approximately $2,303,000 as of June 30, 2018.

Cash Flows from Financing Activities. During the three months ended June 30, 2018, financing activities provided $265,000 from a convertible debenture facility. This compares to approximately $127,000 from a convertible debenture facility in the same period in 2017.

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

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the year ended June 30, 2018, due to the following:

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

On July 26, 2018, a holder of a convertible debenture converted $51,192 of interest and principal on such debenture into 2,646,937 shares of our common stock at $0.01934 per share pursuant to the terms of such debenture.

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
August 20, 2018

By: /s/ Simon Peace
      Simon Peace
Its: Chief Financial Officer, Director (Principal Accounting Officer)
August 20, 2018