Form 10-Q
period 2018-09-30
Cantabio Pharmaceuticals Inc.
filed 2018-11-13
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 Oakmead Pkwy Sunnyvale, California		94085
(Address of principal executive offices)		(Zip Code)

844-200-2826

Registrant’s telephone number, including area code

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

As of November 9, 2018, there were 81,950,977 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

CANTABIO PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS
Current Assets
Cash	$21,527	$109,426
Total Current Assets	21,527	109,426

TOTAL ASSETS	$21,527	$109,426

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	641,354	606,751
Accrued technology access fee	162,217	171,105
Secured convertible debentures	1,479,690	947,160
Convertible debt related party	161,148	257,614
Total Current Liabilities	2,444,409	1,982,630

TOTAL LIABILITIES	$2,444,409	$1,982,630

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, (250,000,000 shares authorized, 78.5 million and 51.9 million shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively)	78,537	51,857
Stock subscriptions	1,060,000	1,060,000
Additional paid in capital	1,593,884	1,134,763
Accumulated deficit	(5,155,303)	(4,119,824)
Total Stockholders' Equity (Deficit)	(2,422,882)	(1,873,204)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$21,527	$109,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2018	2017	2018	2017

Operating expenses:
Research & development	$79,003	$98,904	$190,223	$196,096
General & administrative	155,128	177,435	279,780	368,169
Total operating expenses	234,131	276,339	470,003	564,265

Loss from operations	(234,131)	(276,339)	(470,003)	(564,265)

Other income (expense):
Interest expense	(288,693)	(112,952)	(637,684)	(187,423)
Change in fair value of embedded derivatives, including modification accounting	2,000	44,000	120,000	54,000
Loss on extinguishment of debt, related party	(91,621)	-	(91,621)	-
Gain on extinguishment of debentures	43,829	-	43,829	-
Total Other Income & (Expenses)	(334,485)	(68,952)	(565,476)	(133,423)

Net loss	$(568,616)	$(345,291)	$(1,035,479)	$(697,688)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	58,430,000	27,284,000	55,745,000	27,145,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,035,479)	$(697,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt related party	91,621	-
Gain on extinguishment of debentures	(43,829)	-
Loss on extinguishment of obligation	17,500	-
Amortization of debt discount	594,621	156,406
Change in fair value of embedded derivative	(120,000)	(54,000)
Share based compensation for services	10,000	39,549
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	104,601	232,564
Accrued technology access fee	(8,888)	17,688
Accrued debenture interest	36,954	21,153
Prepaid Expenses	-	1,248
Net cash used in operating activities	(352,899)	(283,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt related party, net of issuance cost	265,000	175,000
Proceeds from issuance of convertible debenture, net of issuance cost	-	127,000
Net cash provided by financing activities	265,000	302,000

Net increase (decrease) in cash	(87,899)	18,920

Cash at beginning of period	109,426	32,275
Cash at end of period	$21,527	$51,195

Schedule of non-cash financing activities
Recognition of beneficial conversion feature associated with convertible debentures	$-	$35,000
Conversion of secured convertible debenture	$118,785	$-
Conversion of convertible debt related party	$269,517	$-
Issuance of shares for settlement of accounts payable	$70,000	$27,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

NOTE 2 - GOING CONCERN

As of September 30, 2018, the Company had a working capital deficit and continues to have losses from operations due to its research and development activities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

Potentially dilutive securities

	September 30,	September 30,
	2018	2017
Convertible debentures (Note 6)	59,045,000	11,331,000
Convertible debt related party (Note 7)	7,843,000	5,450,000
Stock subscriptions	530,000	530,000

Recent Accounting Standards

Fiscal 2019 Accounting Standards Adoptions

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard became effective for the Company on April 1, 2018. The new standard does not have a material impact on our financial statements.

Recently Issued Accounting Standards

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

There have been no changes to the Company’s related party consulting arrangements as they have been disclosed in our most recently filed form 10K.

Costs incurred associated with related party transactions included in general and administrative in the statement of operations are as follows:

	For the six months ended September 30,
	2018	2017

Operating expenses:
Toth and Associates LTD	$87,000	$80,000
Capro LTD	48,000	66,000
Eden Professional LTD	45,000	42,000
Max Zhu Consulting	6,000	12,000

Total related party transactions	$186,000	$200,000

Accounts payable and accrued expenses includes amounts payable to related parties of $0.3 and $0.6 million for the period ended September 30, 2018 and March 31, 2018, respectively.

NOTE 5 - CONVERTIBLE DEBENTURES AS AMENDED

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

Amendment

At the same time all previous debentures were amended to align them with the new agreement.  All the Debentures may be converted at any time on or prior to maturity at the lower of $0.05 (rather than $0.10 as previously) or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price.  The Company accounted for the amendment as a debt modification which resulted in $76,000 impact that was recorded in the change in fair value of embedded derivatives in the Company’s statements of operations.

Embedded Derivative

Embedded Derivatives - Monthly Payment Provision

The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statements of Operations. The Company estimated the fair value of the monthly payment provision, as of the issuance date and September 30, 2018 using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment.

The probability analysis utilized in calculating the embedded derivative at September 30, 2018 and March 31, 2018 was calculated using the following key inputs:

Monthly Payment Provision

	September 30, 2018	March 31, 2018
Stock price	$0.017	$0.06
Probability of Triggering Date	100%	100%
Volatility	300%	300%
Risk-free rate	1%	1%
Discount rate	0%	0%

Due to the Company’s sequencing policy the Company recorded an embedded derivative associated with the conversion feature.  The following are the inputs associated with the conversion feature.

Conversion Feature

	September 30, 2018	March 31, 2018
Stock price	$0.017	$0.06
Exercise price	$0.016	$0.06
Volatility	400%	300%
Contractual term	0.14 - 0.68 year	1 year
Risk-free rate	1%	1%
Discount rate	0%	0%

The fair value estimate of the embedded derivatives is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the six months ended September 30, 2018, is as follows:

Balance at March 31, 2018	Issuance of new debentures	Change due to modification	Net realized (gain)/loss	Conversion	Balance at September 30, 2018
$ 736,000	$ 281,000	$ 76,000	$ (200,000)	$ (65,000)	$ 828,000

The approximate carrying value of the Debentures, as of September 30, 2018 and March 31, 2018 is comprised of the following:

	September 30, 2018	March 31, 2018
Principal value of 5%, convertible, net of conversion	$916,000	$750,000
Fair value of embedded derivatives	828,000	736,000
Accrued interest	34,000	22,264
Debt discount	(298,000)	(561,104)
Carrying value of Secured Convertible Debenture Note	$1,480,000	$947,160

As of September 30, 2018, the estimated aggregate fair value of outstanding convertible notes payable is approximately $1.5 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Secured Convertible Debenture Conversions

During the six months ended September 30, 2018, holders of approximately $0.16 million in principal amount and accrued interest with respect to Secured Convertible Debentures exercised the conversion option and converted into 7.1 million shares of common stock. The fair market value of the shares issued of $0.12 million was less than the net carrying value of the convertible notes by $0.04 million and a gain on extinguishment was recorded.

Events of Default or Financial covenants

The Company is in compliance with all terms associated with the convertible note.

NOTE 6 - CONVERTIBLE DEBT RELATED PARTY

Overview

The carrying value of the Notes, as of September 30, 2018 and March 31, 2018 is comprised of the following:

	September 30, 2018	March 31, 2018
Principal value of 5%, convertible, net of conversion	$120,000	$220,000
Fair value of embedded derivatives	95,000	156,000
Accrued interest	4,800	15,204
Debt discount	(58,000)	(133,590)
Carrying value of Secured Convertible Debenture Note	$161,000	$257,614

As of September 30, 2018, the estimated aggregate fair value of outstanding convertible notes payable is approximately $0.2 million. The fair value estimate is based on the estimated option value of the conversion terms. The estimated fair value represents a Level 3 measurement.

Conversions

In September 2018 the holder converted $100,000 of principal and $25,789 of interest into approximately 10.7 million shares of common stock. The fair market value of the shares issued of $0.3 million exceeded the net carrying value of the convertible notes by $0.1 million and a loss on extinguishment was recorded.

Embedded features

The analysis utilized in calculating the embedded derivative at September 30, 2018 and March 31, 2018 was calculated using the following key inputs:

	September 30, 2018	March 31, 2018
Stock price	$0.017	$0.06
Contractual term	0.27 years	0.1 - 1.0 years
Volatility	400%	300%
Risk-free rate	1%	1%

The fair value estimate of the embedded derivative is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the six months ended September 30, 2018, is as follows:

Balance at March 31, 2018	Conversion	Net unrealized (gain)/loss	Balance at September 30, 2018
$ 156,000	$ (65,000)	$ 4,000	$ 95,000

Technical default

The remaining note which was due in July 2018 is in technical default, although the obligation has not been called by the lender.

NOTE 7 - CAPITAL STOCK

Issuance of shares for consulting services.

During the six months ended September 30, 2018 the Company issued approximately 0.4 million shares with a fair value of approximately $10,000 as compensation for services performed, and issued approximately 8.6 million shares to Directors of the company in lieu of $70,000 of unpaid fees.

NOTE 8 - SUBSEQUENT EVENTS

The Company issued a convertible loan note to a related party for $115,000.  The loan matures in 6 months, and earns interest at 24% before maturity and 29% thereafter, with conversion terms substantially similar to those already existing

A holder of convertible debentures converted approximately $0.4 million of principal and interest into approximately 3.4 million shares of common stock.

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

As of September 30, 2018, we had approximately $22,000 cash in the bank. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock. Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Results of Operations for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Our operating expenses decreased to $234,131 for the three months ended September 30, 2018 from $276,339 in the three months ended September 30, 2017. The R&D spend of $79,003 in the three months to September 30, 2018 compares with $98,904 on R&D in the same period in 2017, due to headcount having reduced between the two periods. There was a decrease in General and Administrative expenses to $155,128 in the three months to September 30, 2018 from $177,435 in the three months to September 30, 2017. The decrease was largely driven by decreased legal and professional fees related to fundraising activities.

We generated Other Expense in the three months ended September 30, 2018 of $334,485 made up of $288,693 of interest expense, the overwhelming majority of which relates to amortization of debt discount connected with convertible instruments, a $2,000 gain in fair value of an embedded derivative, and a net $47,792 loss on extinguishment of debt and debentures. Other Expense for the same period of 2017 was $68,952, made up of $112,952 of interest expense, partially offset by a $44,000 gain in fair value of an embedded derivative.

Results of Operations for the six months ended September 30, 2018, as compared to the six months ended September 30, 2017.

Our operating expenses decreased to $470,003 for the six months ended September 30, 2018 from $564,265 in the six months ended September 30, 2017. R&D spend of $190,223 in the six months to September 30, 2018, compared to $196,096 in the same period in 2017 driven by lower staff costs in 2017 partially offset by higher third-party R&D costs. There was a decrease in General and Administrative expenses to $279,780 in the six months to September 30, 2018 from $368,169 in the same period in 2017 largely driven by reduction in legal and professional fees which were high in 2017 due to fundraising activities.

Other Expense in the six months ended September 30, 2018 was $565,476 made up of $637,684 of interest expense, the majority of which relates to amortization of debt discount connected with convertible instruments, and $47,792 net loss on extinguishment of debt and debentures, offset by a gain in the value of embedded derivatives of $120,000. In the six months to September 30, 2017 Other Expense was $133,423 made up of $187,423 of interest expense, offset by a gain in the value of embedded derivatives of $54,000.

Liquidity and Capital Resources

On September 30, 2018, we had approximately $22,000 in current assets, consisting entirely of cash. Our total current liabilities as of September 30, 2018, were approximately $2,444,000. Thus, we had negative working capital of approximately $2,422,000 as of September 30, 2018.

Cash Flows from Financing Activities. During the six months ended September 30, 2018, financing activities provided $265,000 from a convertible debenture facility. This compares to approximately $127,000 from a convertible debenture facility and approximately $175,000 from related party convertible notes in the same period in 2017.

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

We have not evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the quarter ended September 30, 2018, due to the following:

1.

Failure to design and maintain a set of disclosure and control procedures

2.

Lack of segregation of duties as a result of limited personnel.

3.

Lack of Functioning Audit Committee - We do not have an Audit Committee, our board of directors currently acts as our Audit Committee.  We do not have an independent director.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 11, 2018, a holder of a convertible debenture converted $34,329 of principal and interest on such debenture into 2,795,502 shares of our common stock at $0.01228 per share pursuant to the terms of such debenture.

On September 20, 2018, a holder of a convertible note converted $125,789 of principal and interest on such loan into 10,652,853 shares of our common stock at $0.011808 per share pursuant to the terms of such loan.

On September 20, 2018, we issued 8,578,431 shares of our common stock to our Directors in lieu of unpaid fees totalling $70,000 at a price of $0.00816.

On October 17, 2018, a holder of a convertible debenture converted $40,008 of principal and interest on such debenture into 3,413,670 shares of our common stock at $0.01172 per share pursuant to the terms of such debenture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive Officer and Acting Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantabio Pharmaceuticals Inc.

By: /s/ Gergely Toth

Gergely Toth

Its: President, Chief Executive Officer, Director (Principal Executive Officer).

November 13, 2018

By: /s/ Simon Peace

Simon Peace

Its: Chief Financial Officer, Director (Principal Accounting Officer)

November 13, 2018