Form 10-Q
period 2018-12-31
Cantabio Pharmaceuticals Inc.
filed 2019-06-17
CIK 1550518

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

Commission File Number: 000-54905

Cantabio Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-54905	99-0373067
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2225 East Bayshore Road Palo Alto, California		94303
(Address of principal executive offices)		(Zip Code)

844-200-2826

Registrant’s telephone number, including area code

1250 Oakmead Pkwy

Sunnyvale, California 94085

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

As of June 17, 2019, there were 112,724,148 shares of the issuer’s common stock issued and outstanding.

CANTABIO PHARMACEUTICALS, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

CANTABIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2018	2018

ASSETS
Current Assets:
Cash	$283,371	$109,426
Prepaid expenses	42,500	-
Total Current Assets	325,871	109,426

Total Assets	$325,871	$109,426

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$642,006	$606,751
Accrued technology access fee	163,990	171,105
Secured convertible debentures	-	947,160
Convertible debt-related party	1,408,789	257,614
Total Current Liabilities	2,214,785	1,982,630

Total Liabilities	2,214,785	1,982,630

Commitments and contingencies

Stockholders' Deficiency:
Common stock, $0.001 par value; 250,000,000 shares authorized, 96.6 million and 51.9 million shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	96,590	51,857
Stock subscriptions	1,060,000	1,060,000
Additional paid-in capital	1,766,832	1,134,763
Accumulated deficit	(4,812,336)	(4,119,824)

Total Stockholders' Deficiency	(1,888,914)	(1,873,204)

Total Liabilities and Stockholders' Deficiency	$325,871	$109,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Operating expenses:
Research and development	$80,219	$58,480	$270,442	$254,576
General and administrative	159,973	107,549	439,753	475,718

Total operating expenses	240,192	166,029	710,195	730,294

Loss from operations	(240,192)	(166,029)	(710,195)	(730,294)

Other (expense) income:
Interest expense	(347,200)	(204,962)	(984,884)	(392,386)
Change in fair value of embedded derivatives, including modification accounting	420,275	77,000	540,275	131,000
Gain (loss) on extinguishment of debt - related party, net	43,020	(169,492)	(48,601)	(169,492)
Gain on extinguishment of debentures	467,064	-	510,893	-

Total other income (expense)	583,159	(297,454)	17,683	(430,878)

Net income (loss)	$342,967	$(463,483)	$(692,512)	$(1,161,172)

Earnings (loss) per share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.04)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic	87,367,000	28,700,000	66,324,000	27,667,000
Diluted	87,367,000	28,700,000	66,324,000	27,667,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(692,512)	$(1,161,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt related party, net	48,601	-
(Gain) loss on extinguishment of debentures	(510,893)	169,492
Loss on extinguishment of obligation	17,500	-
Amortization of debt discount	871,967	293,210
Change in fair value of embedded derivatives	(540,275)	(131,000)
Share based compensation for services	10,000	39,549
Changes in operating assets and liabilities:
Prepaid expenses	(42,500)	1,248
Accounts payable and accrued expenses	163,656	294,390
Accrued technology access fee	(7,115)	23,561
Accrued debenture interest	70,516	34,721

Net cash used in operating activities	(611,055)	(436,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt related party, net of issuance cost	1,415,000	175,000
Proceeds from issuance of convertible debenture, net of issuance cost	265,000	255,500
Repayments of secured convertible debentures	(895,000)	-

Net cash provided by financing activities	785,000	430,500

Net increase (decrease) in cash	173,945	(5,501)

Cash at beginning of period	109,426	32,275

Cash at end of period	$283,371	$26,774

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$32,220	$-

Non-cash financing activities:
Conversion of secured convertible debentures	$164,784	$139,000
Conversion of convertible debt - related party	$414,517	$-
Issuance of shares for settlement of accounts payable	$70,000	$-
Recognition of beneficial conversion feature associated with convertible debentures	$-	$35,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying unaudited condensed consolidated financial statements through the date of issuance. Operating results for the three and nine months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2018, the Company had a working capital deficit and continues to have losses from operations due to its research and development activities.

The Company typically raises capital which it spends on maintaining its research and corporate operations. At this early stage in the life of the Company, funding is often short-term in nature. While the Company has been proficient in raising funds in the past, the short-term nature of these funding cycles raises substantial doubt about the Company's ability to continue as a going concern within one year from the date of this filing.

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

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended March 31, 2018, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings (loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period.

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	December 31,	December 31,
	2018	2017
Convertible debentures (Note 5)	--	26,375,000
Convertible debt related party (Note 6)	20,156,000	10,577,000
Stock subscriptions	530,000	530,000
Total potentially dilutive shares	20,686,000	37,482,000

Recent Accounting Standards

Fiscal 2019 Accounting Standards Adoptions

In August 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard became effective for the Company on April 1, 2018. The new standard does not have a material impact on the Company’s unaudited condensed consolidated financial statements and financial statement disclosures.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company's adoption date of Topic 606, Revenue from Contracts with Customers.  The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services-Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. The effective date of those amendments is for fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

There have been no changes to the Company’s related party consulting arrangements as they have been disclosed in the Company’s most recently filed Form 10-K.

Costs incurred associated with related party transactions included in general and administrative in the unaudited condensed consolidated statements of operations are as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2018	2017	2018	2017

Operating expenses:
Toth and Associates LTD	$44,000	$40,000	$130,000	$120,000
Capro LTD	25,000	18,000	72,000	84,000
Eden Professional LTD	23,000	21,000	68,000	63,000
Max Zhu Consulting	6,000	3,000	12,000	12,000

Total related party transactions	$98,000	$82,000	$282,000	$279,000

Accounts payable and accrued expenses include amounts payable to related parties in the aggregate amount of $0.4 million and $0.6 million as of December 31, 2018 and March 31, 2018, respectively.

Additional related-party transactions are discussed in Note 6 - Convertible-Debt Related Party.

NOTE 5 - SECURED CONVERTIBLE DEBENTURES

Overview

The carrying value of outstanding secured convertible debentures, as of December 31, 2018 and March 31, 2018, are comprised of the following:

	December 31, 2018	March 31, 2018
Principal value	$--	$750,000
Fair value of embedded derivatives	--	736,000
Accrued interest	--	22,264
Debt discount	--	(561,104)
Carrying value of secured convertible debentures	$--	$947,160

New issuance

On June 5, 2018, the Company entered into a securities purchase agreement (the “SPA”) with an accredited investor to place convertible debentures (as amended the “Debentures”) in the aggregate principal amount of up to $300,000 net of issuance costs of $35,000. The Debentures bear interest at the rate of 5% per annum with a maturity date of June 5, 2019, as may be extended at the option of the note holder.  In addition, the Company must pay to the holder an annual fee equal to 7% of the amount of the Debentures to assist in their monitoring costs for the Debentures. The net proceeds of the financing were used for general corporate matters and for other expenses. The Debentures may be converted at any time on or prior to maturity at the lower of $0.05 or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amendments

Concurrent with the issuance of the aforementioned convertible debentures, all outstanding debentures were amended to align with the new agreement. All the Debentures may be converted at any time on or prior to maturity at the lower of $0.05 (rather than $0.10 as previously) or 93% of the average of the three lowest daily volume weighted average price (“VWAP”) during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture and the conversion price is never lower than a stated floor price. The Company accounted for the amendment as a debt modification which resulted in a $76,000 impact that was recorded in the change in fair value of embedded derivatives in the Company’s unaudited condensed statements of operations.

Conversions

During the nine months ended December 31, 2018, certain holders of secured convertible debentures of approximately $0.21 million in principal and accrued interest exercised their conversion option and converted into an aggregate of 10.5 million shares of common stock of the Company. The aggregate fair market value of the shares issued of $0.16 million was less than the net carrying value of the convertible notes by $0.05 million and a gain on extinguishment of debentures was recorded.

Secured Convertible Debenture Repayments

During the nine months ended December 31, 2018, the Company repaid secured convertible debentures in the aggregate amount of $0.93 million of principal and accrued interest. As a result of the repayments, the Company extinguished the associated bifurcated embedded derivatives and debt discount in the aggregate amount of $0.54 million and $0.08 million, respectively, and recorded a gain on extinguishment of debentures of $0.46 million. See below within Note 5 - Convertible Debentures as Amended - Embedded Derivatives for additional details regarding the embedded derivatives.

Embedded Derivatives

The following table sets forth a summary of the changes in the fair value of Level 3 embedded derivatives that are measured at fair value on a recurring basis for the nine months ended December 31, 2018:

Balance at March 31, 2018	Issuance of embedded derivatives	Change due to modification	Change in fair value of embedded derivatives	Extinguishment of derivatives due to conversions and repayments	Balance at December 31, 2018
$ 736,000	$ 281,000	$ 76,000	$ (529,000)	$ (564,000)	$ --

Monthly Payment Provision

During the nine months ended December 31, 2018, the Debentures had monthly payment provisions that were deemed to be contingent put options and were required to be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations. The Company estimated the fair value of the monthly payment provisions at each reporting period commencing on the “Triggering Date”, as defined, through December 31, 2018, using a discount to the respective maximum redemption premium for any given payment, pursuant to the Debentures.

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In applying a probability analysis to the contingent put options, the Company used the following key inputs:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Stock price	N/A	$0.030	$0.017-$0.060	$0.030-$0.230
Probability of triggering date	N/A	100%	100%	4%-100%
Volatility	N/A	282%	300%	207%-282%
Risk-free rate	N/A	1%	1%	1%
Discount rate	N/A	0%	0%	0%

Embedded Conversion Features

The Company analyzes the Embedded Conversion Features (“ECFs”) of its convertible notes at issuance to determine whether the ECF should be bifurcated and accounted for as a derivative liability or if the ECF contains a beneficial conversion feature. During the nine month’s ended December 31, 2018, the Company determined that the ECFs of the Debentures were derivative liabilities and, as a result, were recorded as debt discount and are being amortized over the respective terms of the Debentures.

The analysis used in calculating the value of issued and outstanding ECFs during the three and nine months ended December 31, 2018 and 2017 was calculated using the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Stock price	$0.007-$0.017	$0.030	$0.007-$0.060	$0.030
Exercise price	$0.007-$0.016	$0.030	$0.007-$0.060	$0.030
Volatility	220%-395%	282%	220%-400%	282%
Contractual term (years)	0.00-0.48	1.00	0.00-1.00	1.00
Risk-free rate	2%-3%	1%	1%-3%	1%
Discount rate	0%	0%	0%	0%

NOTE 6 - CONVERTIBLE DEBT RELATED PARTY

Overview

The carrying value of convertible related party debentures are comprised of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Principal value	$1,415,000	$220,000
Fair value of embedded derivatives	57,000	156,000
Accrued interest	26,541	15,204
Debt discount	(89,752)	(133,590)
Carrying value of convertible debt related party	$1,408,789	$257,614

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Issuances

During the nine months ended December 31, 2018, the Company issued one of our directors convertible debentures in the aggregate principal amount of $1.615 million. The Company received proceeds of $1.415 million during the nine months ended December 31, 2018, which bear interest at the rate of 24% per annum and provide for maturity dates between April 2019 and August 2019. The difference of $0.20 million was subsequently funded to the Company in January 2019. The proceeds of the financing shall be used for general corporate matters, repayment of certain outstanding debentures, research and development and for other expenses. In connection with the issuance of a certain convertible debenture, the Company granted the lender a board seat for at least one-year, effective October 2018. See Note 8 - Subsequent Events for details regarding a certain related party debenture in technical default.

The convertible debentures are convertible into shares of common stock of the Company at the option of the lender as follows: (i) at any time on or prior to maturity at 80% of the Company’s share price providing a $6 million or $9 million valuation, depending on the note, or (ii) at any time on or prior to maturity following an equity investment of over $1.5 million or $3.5 million, depending on the note, at a conversion price generally equal to 80% of the share price of such equity investment. The Company analyzes the ECFs of its convertible notes at issuance to determine whether the ECF should be bifurcated and accounted for as a derivative liability or if the ECF contains a beneficial conversion feature. See below within Note 6 - Convertible Debt - Related Party - Embedded Conversion Features for additional details regarding the embedded derivatives.

The notes have forced redemption provisions, whereby, the holder may demand redemption of the loan, either: (i) in cash at the then-outstanding principal and accrued interest balance or (ii) in common stock of the Company, pursuant to the conversion terms, provided the Company either receives an equity investment of over $1.5 million or  accumulated revenue in an amount equal to or greater than $3.5 million, depending on the note. The notes also provide for redemption provisions, whereby, the Company may elect to prepay the notes at any time, in cash, at a premium of up to 10% of the then outstanding principal and accrued interest, depending on the note.

Conversions

During the nine months ended December 31, 2018, a certain holder converted an aggregate of $0.22 million of principal and $0.05 million of the respective interest into approximately 25.3 million shares of common stock of the Company with an aggregate fair market value of $0.42 million. As a result of the conversion, the Company extinguished the associated bifurcated embedded derivatives and debt discount in the aggregate amount of $0.13 million and $0.03 million, respectively, and recorded a loss on extinguishment of related party debentures of $0.05 million. See below within Note 6 - Convertible Debt - Related Party - Embedded Conversion Features for additional details regarding the embedded derivatives.

Technical Default

A debenture held by one of our directors was due in April 2019 and is now in technical default. The obligation had not been called by such director.

Embedded Conversion Features

The following table sets forth a summary of the changes in the fair value of Level 3 embedded derivatives that are measured at fair value on a recurring basis for the nine months ended December 31, 2018:

Balance at March 31, 2018	Issuance of embedded derivatives	Change in fair value of embedded derivatives	Extinguishment of derivatives due to conversions	Balance at December 31, 2018
$ 156,000	$ 113,000	$ (87,000)	$ (125,000)	$ 57,000

CANTABIO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company analyzes the ECFs of its convertible related party notes at issuance to determine whether the ECF should be bifurcated and accounted for as a derivative liability or if the ECF contains a beneficial conversion feature. During the nine month’s ended December 31, 2018, the Company determined that the ECFs of convertible related party notes were derivative liabilities and, as a result, were recorded as debt discount and are being amortized over the respective terms of the Debentures.

The analysis used in calculating the value of issued and outstanding ECFs during the three and nine months ended December 31, 2018 and 2017 was calculated using the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Stock price	$0.009-$0.019	$0.010-$0.030	$0.009-$0.07	$0.030
Volatility	261%-368%	125%-159%	261%-400%	282%
Contractual term (years)	0.13-0.50	0.10-0.50	0.10-1.00	1.00
Risk-free rate	2%-3%	1%	1%-3%	1%
Discount rate	0%	0%	0%	0%

NOTE 7 - CAPITAL STOCK

Issuance of shares for consulting services.

During the nine months ended December 31, 2018 the Company issued approximately 0.4 million shares of common stock of the Company with a fair value of approximately $10,000 as compensation for services performed and issued approximately 8.6 million shares of common stock of the Company to directors of the Company in lieu of $70,000 of unpaid fees.

See Note 5 - Secured Convertible Debentures and Note 6 - Convertible Debt - Related Party for details regarding the issuance of common stock of the Company in connection with conversions of certain debentures.

NOTE 8 - SUBSEQUENT EVENTS

Compensatory Common Stock Issuance

Subsequent to December 31, 2018, the Company issued an aggregate of approximately 16.1 million shares of common stock of the Company to certain employees and consultants of the Company as compensation for services performed with an aggregate fair value of approximately $0.2 million.

Reverse Stock Split

Subsequent to December 31, 2018, the shareholders of the Company approved an amendment to the Certificate of Incorporation of the Company to effect a reverse split of the Company’s common stock at a ratio of 1-for-5,000, with the Chief Executive Officer having the discretion as to the timing of when the reverse stock split is to be effected. For each fractional share resulting from the reverse stock split, the Company will pay, in cash, an amount equal to $0.01296 per share prior to the reverse stock split. As of the date of this filing, the Company has not effected the reverse stock split.

Technical Default

A debenture held by one of our directors was due in April 2019 and is now in technical default. The obligation had not been called by such director.

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

Overview

As of December 31, 2018, we had approximately $283,000 of cash. This amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements by raising additional equity financing. This will likely be in the form of private placements of common stock. Additional equity financing may not be available to us on acceptable terms or at all, and thus, we could fail to satisfy our future cash requirements.

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

Results of operations for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017

Our operating expenses increased to $240,192 for the three months ended December 31, 2018, from $166,029 in the three months ended December 31, 2017. The research and development (“R&D”) expenses of $80,219 in the three months ended December 31, 2018 compares with $58,480 on R&D expenses in the same period in 2017, driven by higher third-party R&D costs, partially offset by lower staff costs. There was an increase in general and administrative expenses to $159,973 in the three months ended December 31, 2018, from $107,549 in the three months ended December 31, 2017. The increase was largely driven by increased legal and professional fees.

We generated other income in the three months ended December 31, 2018 of $583,159, made up of a $420,275 gain on change in fair value of embedded derivatives, a $467,064 and $43,020 gain on extinguishment of secured convertible debentures and convertible related party debt, respectively, partially offset by $347,200 of interest expense, the overwhelming majority of which relates to amortization of debt discount connected with convertible instruments. Other expense for the same period of 2017 was $297,454, made up of $204,962 of interest expense, the overwhelming majority of which relates to amortization of debt discount connected with convertible instruments and a $169,492 loss upon extinguishment of debt, partially offset by a gain of $77,000 due to change in fair value of an embedded derivative.

Results of operations for the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017

Our operating expenses increased to $710,195 for the nine months ended December 31, 2018, from $730,294 in the nine months ended December 31, 2017. R&D expenses were $270,442 in the nine months ended December 31, 2018, compared to $254,576 in the same period in 2017, driven by higher third-party R&D costs, partially offset by lower staff costs. There was a decrease in general and administrative expenses to $439,753 in the nine months ended December 31, 2018, from $475,718 in the same period in 2017, largely driven by a reduction in legal and professional fees.

We generated other income in the nine months ended December 31, 2018 of $17,683, made up of a $540,275 gain on change in fair value of embedded derivatives, a $510,893 gain and a $48,601 loss on extinguishment of secured convertible debentures and convertible related party debt, respectively, partially offset by $984,884 of interest expense, the overwhelming majority of which relates to amortization of debt discount connected with convertible instruments. In the nine months ended December 31, 2017, other expense was $430,878, made up of $392,386 of interest expense, the majority of which relates to amortization of debt discount connected with convertible instruments, and a loss on extinguishment of debt of $169,492, offset by a gain of $131,000 due to the change in fair value of an embedded derivative.

Liquidity and Capital Resources

On December 31, 2018, we had approximately $326,000 in current assets, consisting of approximately $283,000 and $43,000 of cash and prepaid expenses, respectively. Our total current liabilities as of December 31, 2018 were approximately $2,215,000. Thus, we had negative working capital of approximately $1,889,000 as of December 31, 2018.

Cash Flows from Financing Activities. During the nine months ended December 31, 2018, financing activities provided $1,415,000 and $265,000 from convertible related party debt and a convertible debenture facility, respectively. During the nine months ended December 31, 2018, we repaid $895,000 of secured convertible debentures. This compares to $255,500 provided from a convertible debenture facility and $175,000 provided from related party convertible notes in the same period in 2017.

We typically raise capital that we spend on maintaining our research and corporate operations. At this early stage in the life of our company, funding is often short term in nature. While we have been proficient in raising funds in the past, the short-term nature of these funding cycles raises substantial risk around our ability to continue as a going concern.

Management is addressing going concern risk by seeking new sources of capital and is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet future working capital requirements. Furthermore, strategic partnerships, most likely with larger pharmaceutical industry companies, will be needed to continue to fund research and development costs as our projects expand. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for us beyond the next twelve months.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result, management has concluded that our disclosure controls and procedures were not effective for the quarter ended December 31, 2018, due to the following:

1.Failure to design and maintain a set of disclosure and control procedures

2.Lack of segregation of duties as a result of limited personnel.

3.Lack of functioning Audit Committee. We do not have an Audit Committee, our board of directors currently acts as our Audit Committee. We do not have an independent director.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 16, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2018, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Quarterly Reports on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

On October 17, 2018, a holder of a convertible debenture converted $40,008 of principal and interest on such debenture into 3,413,670 shares of our common stock at $0.01172 per share pursuant to the terms of such debenture.

On November 23, 2018, one of our directors converted $146,392.37 of outstanding principal and interest on a convertible note into 14,639,237 shares of our common stock at a per share conversion price of $0.01.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

A debenture held by one of our directors was due in April 2019 and has not been repaid. Although we are technically in default under the debenture, such director has not notified us of an event of default under the debenture or claimed that the obligation is currently due.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cantabio Pharmaceuticals Inc.

By: /s/ Gergely Toth

Gergely Toth

Its: Chief Executive Officer, Principal Executive Officer and acting Principal Financial Officer.

June 14, 2019